Form 10-Q
period 1996-03-22
MARRIOTT INTERNATIONAL INC
filed 1996-05-03
CIK 905036

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 22, 1996                 Commission File No. 1-12188


                          MARRIOTT INTERNATIONAL, INC.

Delaware                                                              52-0936594
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                              10400 Fernwood Road
                            Bethesda, Maryland 20817
                                 (301) 380-3000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]    No [_]                  Shares outstanding
       Class                                                   at April 19, 1996
- -------------------                                           ------------------
Common Stock, $1.00
par value per share                                               127,677,429

                          MARRIOTT INTERNATIONAL, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I.  Financial Information (Unaudited):

           Condensed Consolidated Statement of Income -
             Twelve Weeks Ended March 22, 1996 and
             March 24, 1995                                                  3

           Condensed Consolidated Balance Sheet -
             March 22, 1996 and December 29, 1995                            4

           Condensed Consolidated Statement of Cash Flows -
             Twelve Weeks Ended March 22, 1996 and March 24, 1995            5

           Notes to Condensed Consolidated Financial Statements            6-7

           Management's Discussion and Analysis of Results of Operations
             and Financial Condition                                      8-10



PART II.   Other Information and Signature:

             Legal Proceedings                                              11

             Changes in Securities                                          11

             Defaults Upon Senior Securities                                11

             Submission of Matters to a Vote of Security Holders            11

             Other Events                                                   11

             Exhibits and Reports on Form 8-K                               11

             Signature                                                      12

- --------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- ------------------------------

                          MARRIOTT INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     Twelve Weeks Ended
                                                  -------------------------
                                                  March 22,       March 24,
                                                    1996            1995
                                                  ---------       ---------
SALES
  Lodging
     Rooms......................................   $  781          $  733
     Food and beverage..........................      303             294
     Other......................................      189             163
                                                   ------          ------
                                                    1,273           1,190
  Contract Services.............................      890             823
                                                   ------          ------
                                                    2,163           2,013
                                                   ------          ------

OPERATING COSTS AND EXPENSES
  Lodging
    Departmental direct costs
      Rooms.....................................      184             172
      Food and beverage.........................      231             221
    Other operating expenses....................      764             721
                                                   ------          ------
                                                    1,179           1,114
  Contract Services.............................      861             797
                                                   ------          ------
                                                    2,040           1,911
                                                   ------          ------

OPERATING PROFIT
  Lodging.......................................       94              76
  Contract Services.............................       29              26
                                                   ------          ------
    Operating profit before corporate expenses
     and interest...............................      123             102
Corporate expenses..............................      (15)            (17)
Interest expense................................      (14)             (8)
Interest income.................................        9              10
                                                   ------          ------
INCOME BEFORE INCOME TAXES......................      103              87
Provision for income taxes......................       40              35
                                                   ------          ------
NET INCOME......................................   $   63          $   52
                                                   ======          ======
EARNINGS PER SHARE..............................   $  .47          $  .40
                                                   ======          ======
CASH DIVIDENDS PER SHARE........................   $  .07          $  .07
                                                   ======          ======

           See notes to condensed consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                   March 22,       December 29,
                                                     1996              1995
                                                   ---------       ------------
                  ASSETS

Current Assets
  Cash and equivalents..........................    $  322            $  219
  Accounts and notes receivable.................       750               724
  Other.........................................       437               433
                                                    ------            ------
                                                     1,509             1,376
                                                    ------            ------
Property and Equipment..........................       857               832
Intangibles.....................................       396               402
Investments in Affiliates.......................       571               501
Notes Receivable................................       196               219
Other Assets....................................       767               688
                                                    ------            ------
                                                    $4,296            $4,018
                                                    ======            ======


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable..............................    $  857            $  801
  Other current liabilities.....................       776               725
                                                    ------            ------
                                                     1,633             1,526
                                                    ------            ------
Long-Term Debt..................................       857               806
Other Long-Term Liabilities.....................       644               632
Shareholders' Equity
  Common stock..................................       129               129
  Additional paid-in capital....................       616               617
  Retained earnings.............................       447               395
  Treasury stock, at cost.......................       (30)              (87)
                                                    ------            ------
                                                     1,162             1,054
                                                    ------            ------
                                                    $4,296            $4,018
                                                    ======            ======

           See notes to condensed consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                       Twelve Weeks Ended
                                                  ----------------------------
                                                  March 22,          March 24,
                                                     1996              1995
                                                  ---------          ---------
OPERATING ACTIVITIES
  Net income....................................    $   63            $   52
  Adjustments to reconcile to cash
   from operations:
    Depreciation and amortization...............        31                27
    Income taxes and other......................        58                37
    Timeshare activity, net.....................         9               (47)
    Working capital changes.....................        (8)              (17)
                                                    ------            ------
  Cash from operations..........................       153                52
                                                    ------            ------

INVESTING ACTIVITIES
  Loans to Host Marriott Corporation............       (11)              (46)
  Loan repayments from Host Marriott Corporation         -                20
  Capital expenditures..........................       (44)              (31)
  Other.........................................       (50)              (97)
                                                    ------            ------
  Cash used in investing activities.............      (105)             (154)
                                                    ------            ------

FINANCING ACTIVITIES
  Issuances of long-term debt...................        51               115
  Repayments of long-term debt..................        (3)               (3)
  Issuances of common stock.....................        16                14
  Dividends paid................................        (9)               (9)
  Purchases of treasury stock...................         -                (2)
                                                    ------            ------
  Cash provided by financing activities.........        55               115
                                                    ------            ------
INCREASE IN CASH AND EQUIVALENTS................    $  103            $   13
                                                    ======            ======

           See notes to condensed consolidated financial statements.

                         MARRIOTT INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Basis of Presentation
   ---------------------
   The accompanying condensed consolidated financial statements of Marriott International, Inc. and its subsidiaries (the "Company") have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995. Capitalized terms not otherwise defined herein have the meanings specified in the Annual Report.

   In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 22, 1996 and December 29, 1995, and the results of operations and cash flows for the twelve weeks ended March 22, 1996 and March 24, 1995. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. All material intercompany transactions and balances between Marriott International, Inc., its subsidiaries and consolidated affiliates have been eliminated.

2. Earnings Per Share
   ------------------
   Earnings per share is computed on a fully diluted basis by dividing net income by the weighted average number of outstanding common shares plus other potentially dilutive securities, which totaled 134.8 million and 130.8 million for the twelve weeks ended March 22, 1996 and March 24, 1995, respectively.

3. New Accounting Standards
   ------------------------
   The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during the first quarter of 1996. Adoption of SFAS No. 121 did not have a material effect on the Company's consolidated financial statements. In accordance with SFAS No. 123, "Accounting for Stock Based Compensation," the Company will disclose the fair value of options granted and stock issued under employee stock purchase plans in a footnote to its consolidated financial statements for the fiscal year ending January 3, 1997.

4. Commitments
   -----------
   The Company has guaranteed to lenders and other third-parties the performance of certain affiliates in connection with financing transactions and other obligations. These guarantees are limited, in the aggregate, to $325 million at March 22, 1996, including $148 million applicable to guarantees by or debt obligations of Host Marriott Corporation ("Host Marriott"). As of March 22, 1996, the Company has extended approximately $100 million of mortgage loan commitments to unaffiliated owners of lodging and senior living properties. Also, $33 million of advances to Host Marriott were outstanding, as of March 22, 1996, in accordance with the terms of the $225 million Host Marriott Credit Agreement. These advances were repaid by Host Marriott early in the second quarter of 1996.

5. Convertible Subordinated Debt
   -----------------------------
   On March 25, 1996 the Company received gross proceeds of $288 million through the issuance of $540 million aggregate principal amount at maturity of Liquid Yield Option Notes due 2011 (Zero Coupon--Subordinated) (the "LYONs"). The LYONs were issued at a discount representing a yield to maturity of 4.25%, and are redeemable, at the Company's option, at any time on or after March 25, 1999. The LYONs are redeemable at the option of the holders on March 25, 1999 and March 25, 2006. Each $1,000 principal amount at maturity of LYONs is convertible, at any time, into 8.760 shares of the Company's common stock.

6. Acquisitions
   ------------
   On March 25, 1996, a wholly owned indirect subsidiary of the Company acquired 22,341,879 shares, approximately 99.1%, of the outstanding shares of common stock of Forum Group, Inc. ("Forum"), a leading provider of senior living and health care services. The Company paid total cash consideration of approximately $290 million ($13.00 per share) for the common stock it acquired, plus approximately $7 million for certain warrants to purchase common stock. The remaining 197,952 shares of outstanding Forum common stock that are not owned by the Company will be converted into the right to receive $13.00 per share, in cash, upon the merger of the Company with Forum.
   The merger is expected to be completed in June 1996. A Current Report on Form 8-K, dated March 25, 1996, including unaudited Pro Forma Condensed Combined Financial Statements of the Company reflecting the acquisition of Forum, is on file with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
- ---------------------------------------------------------------------------
        FINANCIAL CONDITION
        -------------------


Results of Operations
- ---------------------


  The Company reported net income of $63 million for its 1996 first quarter, a 21 percent increase over $52 million in the corresponding 1995 quarter.

  Earnings per share for the quarter were 47 cents, up 18 percent from 40 cents in the 1995 first quarter. Sales were $2,163 million in the 1996 quarter, an increase of seven percent from $2,013 million in the preceding year.

  Lodging operations recorded a 24 percent increase in operating profit on seven percent sales growth in the 1996 first quarter. Profits advanced for all lodging brands, driven by room rate increases in excess of inflation, higher incentive management fees, and contributions from new properties. Results also were boosted by strong performance from the Company's vacation club business, and income from its 49 percent interest in the Ritz-Carlton hotel management company.

  The Company added a net total of 137 hotel properties (22,970 rooms) over the past 12 months, including properties added from the acquisition of a 49% interest in The Ritz-Carlton Hotel Company, LLC. A net total of 32 hotel properties (3,760 rooms) was added during the first quarter of 1996. Among the first quarter additions was the new 612-room Ritz-Carlton Millenia Singapore. The Marriott International Lodging Group now encompasses 1,069 properties totaling more than 212,000 rooms and over 2,500 timesharing units.

  Marriott Hotels, Resorts and Suites, the Company's full-service lodging division, reported average room rates of $118 for comparable U.S. properties, a five percent gain over the 1995 quarter. Occupancy rose one percentage point, to 75 percent. International hotels also posted higher sales and profits, paced by contributions from recently opened full-service hotel properties.

  The Company's three limited-service lodging product lines all reported growth in revenue per available room (REVPAR) of five percent or more for comparable units in the 1996 first quarter.

  Courtyard, the Company's moderate price lodging product, achieved a seven percent increase in average room rates for comparable units, to $76. Occupancy remained at 78 percent.

  Fairfield Inn, the Company's economy lodging product, posted average room rates for comparable units of $46, an 11 percent increase over the first quarter of 1995. Occupancy declined to 75% from 78% in the preceding year due to the planned shift to higher rated business.

  Residence Inn, the Company's extended stay lodging product, reported an increase in average room rates for comparable units of five percent, to $86, while occupancy declined less than one-half percentage point, remaining above 84%.

  Marriott Vacation Club International generated substantial profit growth in the 1996 first quarter, paced by strong sales at timesharing resorts in Desert Springs, California, and Kauai, Hawaii, as well as higher financing income. The number of timeshare intervals sold rose 20 percent over the 1995 first quarter.

  Contract Services reported an operating profit increase of 12 percent for the
  -----------------
1996 first quarter, on eight percent sales growth.

  Marriott Management Services posted gains in both sales and profits for the quarter despite the impact of weather-related closings in its education and corporate accounts. The division benefited from solid performance by its health care operations, as well as contributions from the United Kingdom-based cleaning and catering company acquired in late 1995.

  Marriott Senior Living Services achieved strong sales and profit increases during the 1996 first quarter, as the eight assisted living communities opened in 1995 continued to fill up rapidly. Occupancy for comparable communities increased nearly one percentage point, to 96%. Shortly after quarter-end, the Company successfully completed a tender offer for Forum Group, Inc. ("Forum"), a major operator of senior living communities. With the addition of Forum, the division now has 69 facilities with more than 14,500 living units, including a new full-service community which opened during the 1996 first quarter.

  Marriott Distribution Services, which supplies food and related products to the Company's operations and external clients, added major new customers and generated increased sales in the 1996 first quarter. Profits were flat, reflecting disruptions in service caused by severe winter weather in several regions, and start-up costs at new facilities. The division opened distribution centers in Texas and in central Florida during the quarter.

  Interest expense rose $6 million in the 1996 first quarter largely as a result of incremental borrowings to finance business growth. Corporate expenses were reduced 12%, reflecting higher income from certain investments. The Company's effective tax rate declined one percentage point to 39% in the 1996 quarter, due to the impact of certain investments and tax credits.

Liquidity and Capital Resources
- -------------------------------

  Cash and equivalents totaled $322 million at March 22, 1996, an increase of $103 million from year-end 1995, reflecting increased cash flow from operations and proceeds from commercial paper issued to finance the acquisition of Forum Group, Inc. subsequent to quarter-end. Cash flow from operations increased $101 million over 1995 principally due to higher earnings and 1996 proceeds from the sale of timeshare notes receivable.

  EBITDA (earnings before interest expense, income taxes, depreciation and amortization) increased 21% to $148 million for the first quarter of 1996. The Company's cash flow coverage of total interest cost continues to substantially exceed the level required under its credit facilities.

  Cash used in investing activities totaled $105 million. Major items during the 1996 first quarter included $57 million invested in connection with Host Marriott's acquisition of a controlling interest in two full-service hotels (over 900 rooms) in Mexico City, which will be added to the Company-operated hotel system during 1996, and $44 million for capital expenditures.

  During the first quarter, the Company filed a shelf registration with the Securities and Exchange Commission which provides for the issuance, from time to time, of up to $500 million in debt in addition to $50 million which remains
available under another shelf registration.   At the end of the 1996 first
quarter, the Company had approximately $850 million available under its $1 billion revolving credit facility.

  The Company plans to grow its Lodging and Contract Services businesses, in part, by investing to add new units. Such investments will continue to include mortgage loans, minority equity interests, business acquisitions and direct ownership of certain lodging and senior living services projects. The Company expects that cash generated by operations, together with its borrowing capacity, will be sufficient to finance its planned growth and capital requirements.


Forward-Looking Statements
- --------------------------

  Statements in this report which are not strictly historical are "forward-looking" and are subject to the many risks and uncertainties which affect the Company's businesses. These uncertainties, which include competition within the lodging and contract services industries, the balance between supply and demand for hotel rooms, timesharing resorts and senior living facilities, the Company's continued ability to obtain new management contracts and franchise agreements, the effect of economic conditions, and the availability of capital to finance planned growth, are described in the Company's filings with the Securities and Exchange Commission, including Exhibit 99.1 to this report.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------

  There are no material legal proceedings pending against the Company.

  Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995 is incorporated by reference.

Item 2.  Changes in Securities
- ------------------------------

  None.

Item 3.  Defaults Upon Senior Securities
- ----------------------------------------

  None.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

  None.

Item 5.  Other Events
- ---------------------

  None.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Exhibits

  Exhibit
    No.        Description


    12         Computation of Ratio of Earnings to Fixed Charges


    99.1       Forward-Looking Statements


    99.2 Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995


(b)  Reports on Form 8-K


   On February 16, 1996, the Company filed a report describing its agreement to acquire Forum Group, Inc. and merge it with the Company's Senior Living Services business.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MARRIOTT INTERNATIONAL, INC.



May 3, 1996                        /s/ Michael A. Stein
                                   ------------------------------------
                                   Michael A. Stein
                                   Executive Vice President,
                                   Chief Financial Officer and
                                   Acting Corporate Controller