Form 10-Q
period 1996-06-14
MARRIOTT INTERNATIONAL INC
filed 1996-07-26
CIK 905036

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 14, 1996          Commission File No. 1-12188



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

                             Yes [x]       No [ ]

                                                             Shares outstanding
       Class                                                  at  July 12, 1996
- -------------------                                          ------------------
Common Stock, $1.00
par value per share                                             127,956,601

                          MARRIOTT INTERNATIONAL, INC.

                                     INDEX


                                                                     Page No.
                                                                     --------
Part I.   Financial Information (Unaudited):
             Condensed Consolidated Statement of Income -
               Twelve Weeks and Twenty-Four Weeks Ended
               June 14, 1996 and June 16, 1995                           3-4

             Condensed Consolidated Balance Sheet -
               June 14, 1996 and December 29, 1995                         5

             Condensed Consolidated Statement of Cash
               Flows - Twenty-Four Weeks Ended
               June 14, 1996 and June 16, 1995                             6

             Notes to Condensed Consolidated Financial
             Statements                                                  7-9

             Management's Discussion and Analysis of
             Results of Operations and Financial Condition             10-13

Part II.  Other Information and Signature:

             Legal Proceedings                                            14

             Changes in Securities                                        14

             Defaults Upon Senior Securities                              14

             Submission of Matters to a Vote of Security Holders          15

             Other Events                                                 16

             Exhibits and Reports on Form 8-K                             16

             Signature                                                    17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
- -----------------------------

                          MARRIOTT INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (in millions, except per share amounts)
                                  (Unaudited)

                                                       Twelve Weeks Ended
                                                   ----------------------------
                                                      June 14,       June 16,
                                                        1996           1995
                                                   ------------    ------------
SALES
  Lodging
    Rooms ........................................  $      856      $      782
    Food and beverage ............................         327             310
    Other ........................................         205             187
                                                   ------------    ------------
                                                         1,388           1,279
  Contract Services ..............................         964             833
                                                   ------------    ------------
                                                         2,352           2,112
                                                   ------------    ------------
OPERATING COSTS AND EXPENSES
  Lodging
    Departmental direct costs
      Rooms ......................................         191             178
      Food and beverage ..........................         239             228
    Other operating expenses .....................         843             782
                                                   ------------    ------------
                                                         1,273           1,188
  Contract Services ..............................         926             806
                                                   ------------    ------------
                                                         2,199           1,994
                                                   ------------    ------------
OPERATING PROFIT
  Lodging ........................................         115              91
  Contract Services ..............................          38              27
                                                   ------------    ------------
    Operating profit before corporate
      expenses  and interest .....................         153             118
Corporate expenses ...............................         (16)            (17)
Interest expense .................................         (23)            (14)
Interest income ..................................           9              11
                                                   ------------    ------------
INCOME BEFORE INCOME TAXES .......................         123              98
Provision for income taxes .......................          48              39
                                                   ------------    ------------
NET INCOME .......................................  $       75      $       59
                                                   ============    ============
EARNINGS PER SHARE ...............................  $     0.55      $     0.45
                                                   ============    ============

CASH DIVIDENDS PER SHARE .........................  $     0.08      $     0.07
                                                   ============    ============

            See notes to condensed consolidated financial statements

                          MARRIOTT INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (in millions, except per share amounts)
                                  (Unaudited)

                                                     Twenty-Four Weeks Ended
                                                   ----------------------------
                                                      June 14,       June 16,
                                                        1996           1995
                                                   ------------    ------------
SALES
  Lodging
    Rooms .......................................   $    1,637      $    1,514
    Food and beverage ...........................          630             604
    Other .......................................          394             351
                                                   ------------    ------------
                                                         2,661           2,469
  Contract Services   ...........................        1,854           1,656
                                                   ------------    ------------
                                                         4,515           4,125
                                                   ------------    ------------
OPERATING COSTS AND EXPENSES
  Lodging
    Departmental direct costs
      Rooms .....................................          375             349
      Food and beverage .........................          470             449
  Other operating expenses ......................        1,607           1,504
                                                   ------------    ------------
                                                         2,452           2,302
  Contract Services .............................        1,787           1,603
                                                   ------------    ------------
                                                         4,239           3,905
                                                   ------------    ------------
OPERATING PROFIT
  Lodging .......................................          209             167
  Contract Services .............................           67              53
                                                   ------------    ------------
    Operating profit before corporate expenses
    and interest ................................          276             220
Corporate expenses ..............................          (31)            (34)
Interest expense ................................          (37)            (22)
Interest income .................................           18              21
                                                   ------------    ------------
INCOME BEFORE INCOME TAXES .....................           226             185
Provision for income taxes ......................           88              74
                                                   ------------    ------------
NET INCOME ......................................   $      138      $      111
                                                   ============    ============

EARNINGS PER SHARE ..............................   $     1.02      $     0.85
                                                   ============    ============

CASH DIVIDENDS PER SHARE ........................   $     0.15      $     0.14
                                                   ============    ============

            See notes to condensed consolidated financial statements

                          MARRIOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in millions)
                                  (Unaudited)

                                                    June 14,   December 29,
                                                      1996         1995
                                                  -----------  ------------
                  ASSETS

Current Assets
   Cash and equivalents ........................   $     258    $      219
   Accounts and notes receivable ...............         750           724
   Other .......................................         445           433
                                                  -----------  ------------
                                                       1,453         1,376
                                                  -----------  ------------
Property and Equipment .........................       1,432           832
Intangibles ....................................         566           402
Investments in Affiliates ......................         547           501
Notes Receivable ...............................         191           219
Other Assets ...................................         876           688
                                                  -----------  ------------
                                                   $   5,065    $    4,018
                                                  ===========  ============

      LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities
  Accounts payable .............................   $     853    $      801
  Other ........................................         854           725
                                                  -----------  ------------
                                                       1,707         1,526
                                                  -----------  ------------
Long-Term Debt .................................       1,097           806
Other Long-Term Liabilities ....................         744           632
Convertible Subordinated Debt ..................         290             -
Shareholders' Equity
   Common stock ................................         129           129
   Additional paid-in capital ..................         610           617
   Retained earnings ...........................         512           395
   Treasury stock, at cost .....................         (24)          (87)
                                                  -----------  ------------
                                                       1,227         1,054
                                                  -----------  ------------
                                                   $   5,065    $    4,018
                                                  ===========  ============

            See notes to condensed consolidated financial statements

                          MARRIOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in millions)
                                  (Unaudited)

                                                     Twenty-Four Weeks Ended
                                                   ----------------------------
                                                      June 14,       June 16,
                                                        1996           1995
                                                   ------------    ------------
OPERATING ACTIVITIES
 Net income .....................................   $      138      $      111
 Adjustments to reconcile to cash from
  operations:
    Depreciation and amortization ...............           66              57
    Income taxes and other ......................           82              57
    Timeshare activity, net .....................           (2)            (97)
    Working capital changes .....................            3              24
                                                   ------------    ------------
 Cash from operations ...........................          287             152
                                                   ------------    ------------

INVESTING ACTIVITIES
  Loans to Host Marriott Corporation ............          (11)           (136)
  Loan repayments from Host Marriott
   Corporation ..................................           33             235
  Capital expenditures ..........................         (110)            (73)
  Acquisitions ..................................         (319)           (210)
  Other .........................................          (80)            (29)
                                                   ------------    ------------
  Cash used in investing activities .............         (487)           (213)
                                                   ------------    ------------

FINANCING ACTIVITIES
  Issuances of debt .............................          301             352
  Repayments of debt ............................          (63)           (114)
  Issuances of common stock .....................           20              21
  Dividends paid ................................          (19)            (17)
  Purchases of treasury stock ...................            -              (2)
                                                   ------------    ------------
  Cash provided by financing activities .........          239             240
                                                   ------------    ------------

INCREASE IN CASH AND EQUIVALENTS ................   $       39      $      179
                                                   ============    ============



            See notes to condensed consolidated financial statements

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

   In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 14, 1996 and December 29, 1995, and the results of operations for the twelve and twenty-four weeks ended June 14, 1996 and June 16, 1995 and cash flows for the twenty-four weeks ended June 14, 1996 and June 16, 1995. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. All material intercompany transactions and balances between Marriott International, Inc., and its subsidiaries have been eliminated.

2. Earnings Per Share
   ------------------
   Earnings per share is computed on a fully diluted basis by dividing net income by the weighted average number of outstanding common shares plus other potentially dilutive securities, which totaled 140.2 million and 137.3 million for the twelve and twenty-four weeks ended June 14, 1996 and 131.5 million and 131.2 million for the twelve and twenty-four weeks ended June 16, 1995, respectively.

3. Acquisitions
   ------------
   During the second quarter of 1996, a wholly owned subsidiary of the Company acquired all of the outstanding shares of common stock of Forum Group, Inc. ("Forum"), a leading provider of senior living and healthcare services, for a total purchase price of approximately $303 million. The acquisition has been accounted for using the purchase method of accounting. The purchase cost has been allocated to the assets acquired and liabilities assumed based on estimated fair values. The excess of the Company's investment in Forum over the fair value of Forum's net tangible assets (approximately $151 million) has been assigned to intangible assets and is being amortized over periods of up to 35 years.

   The Company's reported results of operations include Forum's operating results from March 25, 1996, the date of acquisition. Summarized below are the unaudited pro forma consolidated results of operations of the Company for the twenty-four weeks ended June 14, 1996 and June 16, 1995 as if Forum had been acquired at the beginning of the respective periods (in millions, except per share amounts).


                                     Twenty-Four Weeks Ended
                                 --------------- ---------------
                                  June 14, 1996   June 16, 1995
                                 --------------- ---------------

         Sales ................  $     4,564     $     4,209
                                 =============== ===============
         Net Income ...........  $       136     $       105
                                 =============== ===============
         Earnings Per Share ...  $      1.00     $      0.80
                                 =============== ===============


   The unaudited pro forma consolidated results of operations include interest expense on borrowings relating to the Company's acquisition of Forum's common stock as well as the impact on historical interest expense of the revaluation of Forum's debt based on the Company's borrowing cost. Depreciation and amortization expense reflects the impact of the revaluation of property, plant and equipment to its estimated fair value and the excess of the purchase price over the net tangible assets acquired. The unaudited pro forma consolidated results of operations are not intended to reflect the Company's expected future results of operations.

   On June 14, 1996, a subsidiary of Marriott Management Services purchased 100 percent of Russell & Brand Limited, a leading food service provider in the United Kingdom, for cash consideration of approximately $25 million.

4. Commitments
   -----------

   The Company has guaranteed to lenders and other third-parties the performance of certain affiliates in connection with financing transactions and other obligations. These guarantees are limited, in the aggregate, to $326 million at June 14, 1996, including $148 million applicable to guarantees by or debt obligations of Host Marriott Corporation ("Host Marriott").

   As of June 14, 1996, the Company has extended nearly $150 million of mortgage loan commitments to unaffiliated owners of lodging and senior living properties. No amounts were outstanding from Host Marriott under the $225 million Host Marriott Credit Agreement as of the end of the second quarter of 1996.

5. Convertible Subordinated Debt
   -----------------------------

   On March 25, 1996, the Company received gross proceeds of $288 million from the issuance of zero coupon subordinated Liquid Yield Option Notes due 2011 (the "LYONs") which have an aggregate principal amount at maturity of $540 million. The LYONs were issued at a discount representing a yield to maturity of 4.25 percent, and are redeemable, at the Company's option, at any time on or after March 25, 1999. The LYONs are redeemable at the option of the holders on March 25, 1999 and March 25, 2006. Each $1,000 principal amount at maturity of LYONs is convertible, at any time, into 8.760 shares of the Company's common stock at the option of the holder.

6. New Accounting Standards
   ------------------------

   The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and SFAS No. 122, "Accounting for Mortgage Servicing Rights" during the first quarter of 1996, with no material effect on the Company's consolidated financial statements. In accordance with SFAS No. 123, "Accounting for Stock Based Compensation," the Company will disclose the fair value of options granted and stock issued under employee stock purchase plans in a footnote to its consolidated financial statements for the fiscal year ending January 3, 1997.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
- --------------------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------


RESULTS OF OPERATIONS


   The Company reported net income of $75 million for its 1996 second quarter, up 27 percent from $59 million in the corresponding 1995 quarter.

   Earnings per share were 55 cents for the 1996 second quarter, an increase of 22 percent from 1995 second quarter earnings per share of 45 cents. Sales totaled $2,352 million, up 11 percent from $2,112 million in the 1995 second quarter.

   For the 1996 first half, the Company reported net income of $138 million and earnings per share of $1.02, up 24 percent and 20 percent, respectively, over the 1995 period. Sales totaled $4,515 million, a nine percent gain over $4,125 million in the first half of 1995.

   LODGING operations posted a 26 percent gain in operating profit to $115 million for the 1996 second quarter, with sales increasing nine percent to $1,388 million. Year-to-date operating profit increased 25 percent to $209 million while sales were up eight percent to $2,661 million due to revenue per available room (REVPAR) increases and continued new unit growth. REVPAR rose significantly for all lodging brands, with increases in average room rates well ahead of inflation. Profit growth also reflected increased incentive management and franchise fees, strong performance from the Company's vacation ownership business, and higher earnings from the Company's 49 percent interest in the Ritz-Carlton hotel management company.

   The Company added 41 properties (net) totaling 5,600 rooms to its lodging portfolio during the 1996 second quarter, including 15 hotels (2,400 rooms) outside the United States. As of June 14, 1996, the Lodging Group encompassed more than 1,100 properties totaling 218,000 rooms and over 2,600 timesharing units.

   Marriott Hotels, Resorts and Suites, the Company's full-service lodging division, reported average room rates for comparable U.S. properties up six percent to $119 for the second quarter, with occupancy rising two percentage points to 81 percent. Sales and profits from international hotels also were up, primarily due to the addition of new properties.

   Profits rose significantly at all three of the Company's limited service lodging brands, reflecting higher REVPAR at comparable units, as well as new unit growth, primarily through franchising. Each brand achieved average room rate increases for comparable units of six percent or more, and occupancies remained strong. During the 1996 second quarter, the Company added 26 managed and franchised properties (3,100 rooms) to its limited service portfolio, and broke ground for its first TownePlace Suites, a moderate price, extended stay hotel.

   Courtyard, the Company's moderate price lodging product, reported average room rates up seven percent to $79 for comparable units, with occupancy slightly higher at 84 percent. Fairfield Inn, the Company's economy lodging product, posted average room rates for comparable units of $50 for the quarter, up 10 percent over the 1995 period. Occupancy for Fairfield Inn declined to 81
percent, reflecting a shift to higher rated business.   Residence Inn, the
Company's extended stay lodging product, achieved an average room rate for comparable units of $88, up six percent from the second quarter of 1995. Occupancy for Residence Inn remained at 88 percent.

   Marriott Vacation Club International posted gains in reported sales and profits in the 1996 second quarter. The number of timeshare intervals sold was up 42 percent over the 1995 quarter, boosted by strong sales activity at established resorts in Hawaii and California, and new projects in Marbella, Spain and Orlando, Fla.

   CONTRACT SERVICES reported a 41 percent increase in operating profit to $38 million and a 16 percent increase in sales to $964 million for the 1996 second quarter. Excluding the impact of Forum Group, Inc. ("Forum"), sales and profits both were up over 10 percent for the quarter. Year-to-date operating profit increased 26 percent to $67 million while sales grew 12 percent to $1,854 million.

   Marriott Management Services generated solid profit and sales growth, benefiting from strong performance at its health care and education operations, and contributions from Taylorplan Services Limited, a London-based custodial and catering company purchased in late 1995. Marriott Management Services now provides food and facilities services at more than 3,400 accounts worldwide.

   Marriott Senior Living Services sales and profits were up significantly for the quarter primarily due to contributions from Forum since the date of acquisition. Higher occupancy rates, which increased one percentage point to 96 percent for comparable Marriott Senior Living Services communities (owned prior to the Forum acquisition), also contributed to higher sales and profits. The division now operates 69 facilities with a total of 14,500 living units.

   Marriott Distribution Services, which supplies food and related products to Marriott operations and external clients, achieved strong sales gains in the 1996 second quarter, benefiting from the addition of major new customers as well as contributions from distribution centers opened in the past 12 months near Charlotte, Dallas and Orlando. Profits were higher despite roll out costs for new accounts and fixed costs associated with the expansion into new facilities.

   Interest expense rose $9 million in the 1996 second quarter and $15 million year-to-date largely as a result of incremental borrowings to finance the Company's strategic business growth. Interest income was $2 million lower in the 1996 second quarter and $3 million lower in the first half of 1996, largely due to lower variable interest rates. The Company's effective tax rate declined one percentage point to 39 percent in 1996, due to the impact of certain investments and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

   Cash flow from operations increased to $287 million for the first half of 1996 from $152 million for the comparable period in 1995. The increase over 1995 reflects higher earnings and approximately $113 million in proceeds from 1996 sales of timeshare notes receivable offset by $17 million of higher timeshare resort development costs in 1996. The higher working capital levels in 1996 were primarily the result of business expansion and the timing of vendor payments.

   EBITDA (earnings before interest expense, income taxes, depreciation and amortization) increased 25 percent to $329 million for first half 1996. The Company's cash flow coverage of total interest cost continues to substantially exceed the level required under its credit facilities.

   Cash used in investing activities totaled $487 million in the first half of 1996, including $319 million to acquire Forum and Russell & Brand Limited, and $57 million invested in connection with Host Marriott's acquisition of a controlling interest in two full-service hotels in Mexico City (over 900 rooms) to be added to the Company-operated hotel system during 1996.

   On January 18, 1996, the Company filed a shelf registration with the Securities and Exchange Commission which provides for the issuance from time to time of up to $500 million in debt, in addition to $50 million which remains available under another shelf registration. On March 25, 1996, the Company received cash proceeds of $288 million from the issuance of $540 million aggregate amount at maturity, zero coupon subordinated Liquid Yield Option Notes ("LYONs") due 2011. The LYONs are expressly subordinated to the Company's $1.1 billion of Senior Indebtedness, as defined in the Indenture. On July 12, 1996, the Company entered into a new $1 billion revolving credit facility with a term of five years, replacing a similar facility with a remaining term of four years. Based on the Company's public debt rating, borrowings under the new facility will bear interest at the London Interbank Offered Rate ("LIBOR") plus, presently 15 basis points. Additionally, annual fees will be paid on the total facility at a rate, presently 10 basis points, also based on the Company's public debt rating.

   The Company plans to grow its Lodging business, in part, by investing in new units. The Company expects to open approximately 17,000 hotel rooms (net) over the course of this year, and plans to add about 120,000 hotel rooms across its lodging brands from 1996 through 2000. Nearly 50,000 of those rooms already are in service, under construction or approved for development, including 13,000 rooms outside the United States. The Contract Services business is expected to grow mainly through selling new Marriott Management Services ("MMS") services, adding new MMS and Marriott Distribution Services clients and investing in new retirement communities. The Company's principal investments will include mortgage loans, minority equity interests, business acquisitions and direct ownership of certain lodging and senior living services projects. The Company expects that cash generated by operations, together with its borrowing capacity, will be sufficient to finance its planned growth and capital requirements.

FORWARD-LOOKING STATEMENTS

   Statements in this report which are not strictly historical are "forward-looking" and are subject to the many risks and uncertainties which affect the Company's businesses. These uncertainties, which include competition within the lodging and contract services industries, the balance between supply and demand for hotel rooms, timesharing resorts and senior living facilities, the Company's continued ability to obtain new management contracts and franchise agreements, the effect of economic conditions, and the availability of capital to finance planned growth, are described in the Company's filings with the Securities and Exchange Commission, including Exhibit 99 to this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
- -------------------------

   There are no material legal proceedings pending against the Company.

   The information in this paragraph is required by Security and Exchange Commission regulations that mandate disclosure of any environmental-related fine that may exceed $100,000. In January 1996, asbestos-containing material was inadvertently removed by an independent contractor hired by the Company in connection with certain renovations at a facility managed by the Company. The Company promptly caused the material to be contained and the condition fully remediated in accordance with all applicable governmental regulations. The Industrial Commission of Arizona's Division of Occupational Safety and Health ("ADOSH") investigated the matter and in June 1996 issued citations and imposed a $280,000 fine against the Company. The Arizona Department of Air Quality has investigated the same matter in connection with enforcement of the federal Clean Air Act and has indicated that it may impose a fine of up to approximately $200,000. The Company filed an appeal with ADOSH, and believes that it has meritorious defenses against, and intends to vigorously contest, the ADOSH fine and any fine that may be imposed under the Clean Air Act. The Company believes that resolution of this matter will not have a material effect on the Company or its business or assets.


Item 2. Changes in Securities
- -----------------------------

   None.

Item 3. Defaults Upon Senior Securities
- ---------------------------------------

   None.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

   The Company held its Annual Meeting of Shareholders on May 10, 1996. The shareholders (i) elected directors J.W. Marriott, Jr. and W. Mitt Romney to terms of office expiring at the 1999 Annual Meeting of Shareholders, (ii) ratified the appointment of Harry J. Pearce to fill a vacancy on the Board created by an increase in Board size from seven to eight members, (iii) ratified the adoption of the 1996 Comprehensive Stock Incentive Plan (iv) ratified the appointment of Arthur Andersen LLP as the Company's independent auditors, and
(v) defeated a shareholder proposal to rotate the location of the Annual Meeting of Shareholders to various cities in the United States. The following table sets forth the votes c ast with respect to each of these matters:


- -------------------------------------------------------------------------------
      MATTER               FOR        AGAINST   WITHHELD  ABSTAIN     BROKER
                                                                     NON-VOTES
- -------------------------------------------------------------------------------
Election of
J.W. Marriott, Jr.      106,303,735           0  764,678          0          0
- -------------------------------------------------------------------------------
Election of
W. Mitt Romney          106,281,954           0  786,459          0          0
- -------------------------------------------------------------------------------
Appointment of
Harry J. Pearce         105,919,962     740,951        0    407,500          0
- -------------------------------------------------------------------------------
Approval of 1996
Comprehensive Stock
Incentive Plan           90,945,295  14,252,382        0  1,870,736          0
- -------------------------------------------------------------------------------
Appointment of
Auditors                106,317,604     382,258        0    368,551          0
- -------------------------------------------------------------------------------
Shareholder proposal
on rotation of meeting    4,775,942  91,660,910        0  1,326,064  9,305,497
- -------------------------------------------------------------------------------

Item 5. Other Events
- --------------------

    None.


Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

(a) Exhibits

    Exhibit
      No.          Description
    --------       -----------

      10 Credit Agreement, dated as of July 12, 1996, with Citibank, N.A. as administrative agent, and certain banks, as Banks

      11           Computation of Earnings Per Share

      12           Computation of Ratio of Earnings to Fixed Charges

      99           Forward-Looking Statements

(b) Reports on Form 8-K

    . On April 9, 1996, the Company filed a report describing its purchase for cash of approximately 99.1 percent of the outstanding shares of Forum Group, Inc. and its issuance and sale of LYONs. The report included condensed consolidated financial statements of Forum Group, Inc. for the twelve months ended March 31, 1995 and the nine months ended December 31, 1995, and pro forma condensed combined financial statements of the Company for the fiscal year ended December 29, 1995, reflecting the Forum acquisition.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MARRIOTT INTERNATIONAL, INC.



July 26, 1996                             /s/Stephen E. Riffee
- ------------                              ----------------------------
    Date                                  Stephen E. Riffee
                                          Vice President, Finance and
                                          Chief Accounting Officer