Form 10-Q
period 1996-09-06
MARRIOTT INTERNATIONAL INC
filed 1996-10-18
CIK 905036

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 6, 1996            Commission File No. 1-12188



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

                              Yes [X]      No [_]

                                                      Shares outstanding
       Class                                          at  October 4, 1996
----------------------                               ---------------------
Common Stock, $1.00
par value per share                                       128,014,926

                          MARRIOTT INTERNATIONAL, INC.

                                     INDEX

                                                                       Page No.
                                                                      ----------
Part I.      Financial Information (Unaudited):

                Condensed Consolidated Statement of Income -
                  Twelve Weeks and Thirty-Six Weeks Ended September 6,
                  1996 and September 8, 1995                                3-4

                Condensed Consolidated Balance Sheet -
                  September 6, 1996 and December 29, 1995                     5

                Condensed Consolidated Statement of Cash Flows -
                  Thirty-Six Weeks Ended September 6, 1996
                  and September 8, 1995                                       6

                Notes to Condensed Consolidated Financial Statements        7-9

                Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                   10-13


Part II.     Other Information and Signature:

                Legal Proceedings                                            14

                Changes in Securities                                        14

                Defaults Upon Senior Securities                              14

                Submission of Matters to a Vote of Security Holders          14

                Other Events                                                 14

                Exhibits and Reports on Form 8-K                             15

                Signature                                                    16


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                          MARRIOTT INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (in millions, except per share amounts)
                                  (Unaudited)

                                                     Twelve Weeks Ended
                                              -------------------------------
                                              September 6,       September 8,
                                                 1996               1995
                                              ------------       ------------
SALES
  Lodging
    Rooms......................................  $    836           $    756
    Food and beverage..........................       271                257
    Other......................................       194                171
                                                 --------           --------
                                                    1,301              1,184
  Contract Services............................       909                742
                                                 --------           --------
                                                    2,210              1,926
                                                 --------           --------

OPERATING COSTS AND EXPENSES
  Lodging
    Departmental direct costs
      Rooms....................................       196                183
      Food and beverage........................       220                205
    Other......................................       784                716
                                                 --------           --------
                                                    1,200              1,104
  Contract Services............................       882                728
                                                 --------           --------
                                                    2,082              1,832
                                                 --------           --------
OPERATING PROFIT
  Lodging......................................       101                 80
  Contract Services............................        27                 14
                                                 --------           --------
    Operating profit before
     corporate expenses and interest...........       128                 94
Corporate expenses.............................       (17)               (13)
Interest expense...............................       (23)               (12)
Interest income................................         7                  8
                                                 --------           --------
INCOME BEFORE INCOME TAXES....................         95                 77
Provision for income taxes.....................        37                 31
                                                 --------           --------
NET INCOME.....................................  $     58           $     46
                                                 ========           ========
EARNINGS PER SHARE.............................  $   0.43           $   0.35
                                                 ========           ========
PER SHARE DIVIDENDS DECLARED...................  $   0.08           $   0.07
                                                 ========           ========


            See notes to condensed consolidated financial statements

                          MARRIOTT INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (in millions, except per share amounts)
                                  (Unaudited)

                                                  Thirty-Six Weeks Ended
                                              -------------------------------
                                              September 6,       September 8,
                                                 1996               1995
                                              -------------------------------
SALES
  Lodging
    Rooms.....................................  $   2,473          $   2,270
    Food and beverage.........................        901                861
    Other.....................................        588                522
                                                ---------          ---------
                                                    3,962              3,653
  Contract Services...........................      2,763              2,398
                                                ---------          ---------
                                                    6,725              6,051
                                                ---------          ---------
OPERATING COSTS AND EXPENSES
  Lodging
    Departmental direct costs
      Rooms...................................        571                532
      Food and beverage.......................        690                654
    Other.....................................      2,391              2,220
                                                ---------          ---------
                                                    3,652              3,406
  Contract Services...........................      2,669              2,331
                                                ---------          ---------
                                                    6,321              5,737
                                                ---------          ---------

OPERATING PROFIT
  Lodging.....................................        310                247
  Contract Services...........................         94                 67
                                                ---------          ---------
    Operating profit before
      corporate expenses and interest.........        404                314
Corporate expenses............................        (48)               (47)
Interest expense..............................        (60)               (34)
Interest income...............................         25                 29
                                                ---------          ---------
INCOME BEFORE INCOME TAXES....................        321                262
Provision for income taxes....................        125                105
                                                ---------          ---------
NET INCOME....................................    $   196          $     157
                                                =========          =========
EARNINGS PER SHARE............................    $  1.44          $    1.19
                                                =========          =========
PER SHARE DIVIDENDS DECLARED..................    $  0.24          $    0.21
                                                =========          =========


            See notes to condensed consolidated financial statements

                          MARRIOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in millions)
                                  (Unaudited)

                                              September 6,       December 29,
                                                  1996               1995
                                              ------------       ------------
                 ASSETS

Current Assets
  Cash and equivalents.....................    $     370           $     219
  Accounts and notes receivable............          725                 724
  Other....................................          451                 433
                                               ---------           ---------
                                                   1,546               1,376
                                               ---------           ---------
Property and equipment, including
  timeshare inventory and
  construction-in-progress.................        1,761               1,049
Intangibles................................          570                 402
Investments in affiliates..................          545                 501
Notes and other receivables................          305                 338
Other assets...............................          484                 352
                                               ---------           ---------
                                               $   5,211           $   4,018
                                               =========           =========


  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable.........................    $     927           $     801
  Other....................................          949                 725
                                               ---------           ---------
                                                   1,876               1,526
                                               ---------           ---------
Long-term debt.............................          992                 806
Other long-term liabilities................          772                 632
Convertible subordinated debt..............          293                   -
Shareholders' equity
  Common stock.............................          129                 129
  Additional paid-in capital...............          610                 617
  Retained earnings........................          560                 395
  Treasury stock, at cost..................          (21)                (87)
                                               ---------           ---------
                                                   1,278               1,054
                                               ---------           ---------
                                               $   5,211           $   4,018
                                               =========           =========


            See notes to condensed consolidated financial statements

                          MARRIOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in millions)
                                  (Unaudited)

                                                  Thirty-Six Weeks Ended
                                              -------------------------------
                                              September 6,       September 8,
                                                  1996               1995
                                              ------------       ------------
OPERATING ACTIVITIES
  Net income...................................  $    196           $    157
  Adjustments to reconcile
   to cash from operations:
     Depreciation and
      amortization.............................       102                 87
     Income taxes and other....................       125                105
     Timeshare activity, net...................       (27)              (138)
     Working capital changes...................       111                 72
                                                 --------           --------
  Cash from operations.........................       507                283
                                                 --------           --------
INVESTING ACTIVITIES
  Loans to Host Marriott Corporation...........       (15)              (161)
  Loan repayments from Host Marriott
   Corporation.................................        33                250
  Capital expenditures.........................      (182)              (108)
  Acquisitions.................................      (319)              (210)
  Dispositions of property
   and equipment...............................        53                 41
  Other........................................       (86)              (104)
                                                 --------           --------
  Cash used for investing
   activities..................................      (516)              (292)
                                                 --------           --------
FINANCING ACTIVITIES
  Issuances of debt............................       283                352
  Repayments of debt...........................      (105)              (251)
  Issuances of common stock....................        31                 31
  Dividends paid...............................       (29)               (26)
  Purchases of treasury stock..................       (20)               (12)
                                                 --------           --------
  Cash provided by
   financing activities........................       160                 94
                                                 --------           --------

INCREASE IN CASH AND EQUIVALENTS...............  $    151           $     85
                                                 ========           ========



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

   In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 6, 1996 and December 29, 1995, and the results of operations for the twelve and thirty-six weeks ended September 6, 1996 and September 8, 1995 and cash flows for the thirty-six weeks ended September 6, 1996 and September 8, 1995. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Certain previously reported amounts have been reclassified to conform to the 1996 presentation. All material intercompany transactions and balances between Marriott International, Inc. and its subsidiaries have been eliminated.


2. Earnings Per Share
   ------------------
   Earnings per share is computed on a fully diluted basis by using the weighted average number of outstanding common shares plus other potentially dilutive securities, which totaled 140.2 million and 138.6 million for the twelve and thirty-six weeks ended September 6, 1996 and 132.3 million and 132.0 million for the twelve and thirty-six weeks ended September 8, 1995, respectively.


3. Acquisitions
   ------------
   During the second quarter of 1996, a wholly owned subsidiary of the Company acquired all of the outstanding shares of common stock of Forum Group, Inc. ("Forum"), a leading provider of senior living and healthcare services, for a total purchase price of approximately $303 million. The acquisition has been accounted for using the purchase method of accounting. The purchase cost has been allocated to the assets acquired and liabilities assumed based on estimated fair values. The excess of the Company's investment in Forum over the fair value of Forum's net tangible assets of approximately $160 million, is being amortized over 35 years.

   The Company's reported results of operations include Forum's operating results from March 25, 1996, the date of acquisition. Summarized below are the unaudited pro forma consolidated results of operations of the Company for the thirty-six weeks ended September 6, 1996 and September 8, 1995 as if Forum had been acquired at the beginning of the respective periods (in millions, except per share amounts).

                                                  Thirty-Six Weeks Ended
                                              -------------------------------
                                              September 6,       September 8,
                                                 1996               1995
                                              -------------------------------
        Sales..............................    $    6,774         $    6,179
                                               ==========         ==========
        Net Income.........................    $      194         $      155
                                               ==========         ==========
        Earnings Per Share.................    $     1.42         $     1.17
                                               ==========         ==========


   Unaudited pro forma net income includes interest expense on borrowings relating to the Company's acquisition of Forum's common stock as well as the impact on historical interest expense of the revaluation of Forum's debt based on the Company's borrowing cost. Depreciation and amortization expense, included in net income, reflects the impact of the revaluation of property, plant and equipment to its estimated fair value and the excess of the purchase price over the net tangible assets acquired.

   In June 1996, a subsidiary of the Company purchased Russell & Brand Limited, a leading food service provider in the United Kingdom, for cash consideration of approximately $25 million.


4. Commitments
   -----------
   The Company has guaranteed to lenders and other third-parties the performance of certain affiliates in connection with financing transactions and other obligations. These guarantees are limited, in the aggregate, to $348 million at September 6, 1996, including $213 million applicable to guarantees by or debt obligations of Host Marriott Corporation ("Host Marriott") or partnerships in which Host Marriott is the general partner.

   As of September 6, 1996, the Company's unfunded mortgage loan commitments to unaffiliated owners of lodging and senior living properties aggregated approximately $120 million. No amounts were outstanding as of September 6, 1996 under the $225 million Host Marriott Credit Agreement.

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


6. New Accounting Standards
   ------------------------
   The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and SFAS No. 122, "Accounting for Mortgage Servicing Rights" in the first quarter of 1996, with no material effect on the Company's consolidated financial statements. In accordance with SFAS No. 123, "Accounting for Stock Based Compensation," the Company will disclose the fair value of options granted and stock issued under employee stock purchase plans in a footnote to its consolidated financial statements for the fiscal year ending January 3, 1997. SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," will be adopted during the first quarter of 1997, and will have no material effect on the Company's consolidated financial statements.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
---------------------------------------------------------------------------
          FINANCIAL CONDITION
          -------------------


Results of Operations
---------------------

     The Company reported net income of $58 million for its 1996 third quarter, up 26 percent from $46 million in the corresponding 1995 quarter.

     Earnings per share were 43 cents for the 1996 third quarter, an increase of 23 percent from 1995 third quarter earnings of 35 cents per share. Sales totaled $2,210 million, up 15 percent from $1,926 million in the 1995 quarter.

     For the first three quarters of 1996, the Company reported net income of $196 million and earnings per share of $1.44, up 25 percent and 21 percent, respectively, over 1995 results. Sales totaled $6,725 million, a gain of 11 percent over the same period in 1995.

     Lodging operations reported a 26 percent increase in operating profit for
     -------
the 1996 third quarter to $101 million, while sales were up 10 percent to $1,301 million. Year-to-date operating profit increased 26 percent to $310 million, with sales up nine percent to $3,962 million. All of the Company's lodging brands posted gains in revenue per available room (REVPAR) of six percent or better for the quarter and year-to-date for comparable U.S. company-operated units. Results also reflected the net addition of 16,600 hotel rooms over the past 12 months, expansion of the Company's vacation ownership business, and higher earnings from its 49 percent interest in the Ritz-Carlton hotel management company.

     Marriott Hotels, Resorts and Suites ("MHRS"), the Company's full-service lodging division, benefited from increased business and leisure travel in the United States. Average room rates for comparable U.S. properties were up nine percent to $113 in the 1996 third quarter, while occupancy grew one percentage
point to 80 percent.   MHRS results for the first three quarters of 1996 also
benefited from an increase in average room rates of seven percent, to $116, and more than a one percentage point increase in occupancy to 78 percent. MHRS reported increases in international full-service hotel sales and operating profit for both the third quarter and year-to-date which are primarily attributable to contributions from new properties.

     Third quarter 1996 results for the Company's limited-service lodging brands, Courtyard, Residence Inn and Fairfield Inn, were boosted by strong summer travel in the United States, as well as new unit growth. Year-to-date results were positively impacted by a net total of 111 properties (11,400 rooms) added to these three product lines over the past 12 months and by significant increases in the average daily rate for each of these brands.

     Courtyard posted nine and eight percent increases in average room rates to $79 and $78, for the third quarter and year-to-date, respectively, for comparable properties. Third quarter occupancy was unchanged at 84 percent while occupancy for the first three quarters remained at 82 percent. Average room rates for Residence Inn increased eight percent, to $91, during the third quarter of 1996 as occupancy for comparable units remained at 89 percent. Residence Inn generated a seven percent increase in year-to-date average daily rate for comparable properties while occupancy, at 87 percent, was the same as in 1995. Fairfield Inn achieved a 13 and 11 percent increase in average room rates for comparable properties for the third quarter and year-to-date, respectively, while occupancy declined to 82 percent for the quarter and to 79 percent year-to-date, reflecting a planned shift to higher rated business.

     Ritz-Carlton posted substantially higher house profit margins in the 1996 third quarter, benefiting from integration with the Company's lodging systems and programs. For third quarter 1996, the luxury chain reported a nine percent gain in average room rates, to $172, and a four percentage point increase in occupancy for comparable properties, to 76 percent. The Ritz-Carlton brand reported strong results for the first three quarters of 1996 with a six percent increase in average room rate, to $181, and a three percent increase in occupancy, to 76 percent, for comparable properties.

     Marriott Vacation Club International ("MVCI") sales and profits advanced on a nine percent increase in the number of ownership intervals sold, and higher financing income compared to the 1995 third quarter. MVCI also reported increases in year-to-date sales and operating profit and the number of timeshare intervals sold was up 23 percent compared to the same period in 1995.

     Contract Services operating profit nearly doubled to $27 million in the
     -----------------
1996 third quarter on a 23 percent increase in sales. Year-to-date operating profit increased 40 percent to $94 million, while sales advanced 15 percent to $2,763 million. Excluding the impact of the March 1996 acquisition of Forum Group, Inc. ("Forum") profits increased by 18 percent for the quarter on 16 percent higher sales and year-to-date profits and sales both increased 11 percent.

     Marriott Management Services ("MMS") sales and profits were higher this year in the seasonally slow third quarter. Both healthcare and school services operations were major contributors to the increase in year-to-date sales and operating profit. The division continued to gain new business, and has added a net total of 432 food service and facilities management accounts, including acquisitions, over the past 12 months.

     Marriott Senior Living Services posted significantly higher sales and profits in the 1996 third quarter, reflecting occupancy gains at established communities, strong move-in rates at newer facilities, and contributions from Forum communities. Occupancy for comparable Marriott senior living communities increased one percentage point to 96 percent for the quarter. Year-to-date sales and occupancy for comparable units were up over 1995 and the division benefited from the acquisition of the Forum units.

     Marriott Distribution Services ("MDS") generated solid sales and profit increases for both the 1996 third quarter and year-to-date. The division benefited from the addition of major new restaurant and food service accounts. To accommodate growth, the division has added four regional distribution centers since mid-1995, including Columbus, Ohio, its 11th facility, which opened in August 1996.

     Interest expense rose $11 million in the 1996 third quarter and $26 million year-to-date largely as a result of incremental borrowings to support business growth. The Company's effective tax rate declined one percentage point from the prior year to 39 percent in 1996, due to the impact of certain investments and tax credits.

Liquidity and Capital Resources
-------------------------------

     Cash from operations was $224 million greater in 1996 than in 1995 as net income and sales of timeshare notes increased in 1996. EBITDA (earnings before interest expense, income taxes, depreciation and amortization) increased 26 percent to $483 million for the first three quarters of 1996. The Company's cash flow coverage of total interest cost continues to substantially exceed the levels required under its credit facilities.

     Cash used for investing activities increased by $224 million over 1995 due to acquisitions and increased capital expenditures, partially offset by higher asset disposition proceeds. Cash used for acquisitions includes the purchase of Forum and Russell & Brand Limited. Investing activities also include $57 million invested in connection with Host Marriott's acquisition of a controlling interest in two full-service hotels in Mexico City (over 900 rooms) operated by the Company under long-term agreements and $182 million of capital expenditures. Asset disposition proceeds include the sale/leaseback of four senior living communities and the sale of first mortgages on three franchised hotel properties.

     On March 25, 1996, the Company received gross cash proceeds of $288 million from the issuance of $540 million aggregate amount at maturity, zero coupon convertible subordinated Liquid Yield Option Notes ("LYONs") due 2011. The LYONs are expressly subordinated to the Company's $1.1 billion of Senior Indebtedness, as defined in the indenture governing the LYONs.

     The Company's cash and equivalents includes $117 million related to managed hotels at September 6, 1996, an increase of $23 million from December 29, 1995. At September 6, 1996 and December 29, 1995, respectively, outstanding drafts included in accounts payable totaled $155 million and $157 million.

     In January 1996, the Company filed a shelf registration with the Securities and Exchange Commission which provides for the issuance, from time to time, of up to $500 million in debt, in addition to $50 million which remains available under a previous shelf registration. In July 1996, the Company entered into a new $1 billion revolving credit facility with a term of five years, replacing a similar facility which would have expired in 2000. Borrowings under the new facility generally will bear interest at the London Interbank Offered Rate ("LIBOR") plus a spread which varies with the Company's public debt rating. Annual fees will also be paid on the total facility at a rate which varies based on the Company's public debt rating. At the end of the 1996 third quarter, the Company had more than $900 million of credit available under this new facility.

     The Company plans to grow its Lodging business, in part, by investing to add units to each of its Lodging brands. The Company expects to open approximately 120,000 hotel rooms across its Lodging brands in years 1996 through 2000. More than 50,000 of these rooms already are in service, under construction or approved for development, including 14,000 rooms outside the United States. The Contract Services business is expected to grow mainly through selling new MMS services, adding new MMS and MDS clients and investing in new senior living communities. The Company's principal investments will include mortgage loans, minority equity interests, business acquisitions and direct ownership of certain lodging and senior living services projects. The Company expects that cash generated by operations, together with its borrowing capacity, will be sufficient to finance its planned growth and capital requirements.

Forward-Looking Statements
--------------------------

     Statements in this report which are not strictly historical are "forward-looking" and are subject to the many risks and uncertainties which affect the Company's businesses. These uncertainties, which include competition within the lodging and contract services industries, the balance between supply and demand for hotel rooms, timesharing resorts and senior living facilities, the Company's continued ability to obtain new management and distribution contracts and franchise agreements, the effect of economic conditions, and the availability of capital to finance planned growth, are described in the Company's filings with the Securities and Exchange Commission, including Exhibit 99 to this report.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     There are no material legal proceedings pending against the Company.

     The information in this paragraph is required by Securities and Exchange Commission regulations that mandate disclosure of any environmental-related fine that may exceed $100,000. In January 1996, asbestos-containing material was inadvertently removed by an independent contractor hired by the Company in connection with certain renovations at a facility managed by the Company. The Company promptly caused the material to be contained and the condition fully remediated in accordance with all applicable governmental regulations. After investigation of the matter by the Industrial Commission of Arizona's Division of Occupational Safety and Health ("ADOSH"), the Company has agreed to pay a fine of $189,000. The Arizona Department of Air Quality has investigated the same matter in connection with enforcement of the federal Clean Air Act and has indicated that it may impose a fine of up to approximately $200,000. The Company believes that resolution of this matter will not have a material effect on the Company.


Item 2.  Changes in Securities
------------------------------

    None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

    None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

    None.

Item 5.  Other Events
----------------------

    On October 17, 1996, SBC Warburg, Inc., a holder of the Company's LYONs, notified the Company that it beneficially owns $20,136,000 principal amount at maturity of LYONs (rather than $14,636,000 as it had previously disclosed to the Company) which it may from time to time offer and sell pursuant to the Company's Registration Statement No. 333-03795 under the Securities Act of 1933, as amended, relating to the LYONs and the Prospectus dated October 9, 1996, included therein.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

     Exhibit
       No.           Description
     -------         -----------

       11            Computation of Earnings Per Share

       12            Computation of Ratio of Earnings to Fixed Charges

       99            Forward-Looking Statements

(b)  Reports on Form 8-K

     None.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         MARRIOTT INTERNATIONAL, INC.





October 18, 1996                           /s/Stephen E. Riffee
----------------                           --------------------------------
    Date                                   Stephen E. Riffee
                                           Vice President, Finance and
                                           Chief Accounting Officer