Form 10-K
period 1997-01-03
MARRIOTT INTERNATIONAL INC
filed 1997-03-05
CIK 905036

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 3, 1997            Commission File No. 1-12188

                         MARRIOTT INTERNATIONAL, INC.

Delaware                                                              52-0936594
(State of Incorporation)                 (I.R.S. Employer Identification Number)

                              10400 Fernwood Road
                           Bethesda, Maryland 20817
                                (301) 380-3000

          Securities registered pursuant to Section 12(b) of the Act:

                 TITLE OF EACH CLASS                                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------------------------                -------------------------------------------
  Common Stock, $1.00 par value (125,551,964 shares                            New York Stock Exchange
         outstanding as of January 31, 1997)                                    Chicago Stock Exchange
                                                                                Pacific Stock Exchange
                                                                             Philadelphia Stock Exchange

The aggregate market value of shares of common stock held by non-affiliates at January 31, 1997 was $4,871,945,796.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  [X]       No  [_]

Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                               [X]

                      Documents Incorporated by Reference

    Portions of the Proxy Statement prepared for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

                Index to Exhibits is located on pages 49 through 51.

                                    PART I

  Throughout this report, Marriott International, Inc., together with its consolidated subsidiaries, is referred to as "the Company".

FORWARD-LOOKING STATEMENTS

  When used throughout this report, the words "believes," "anticipates," and "expects" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of the Company's business segments, the balance between supply of and demand for hotel rooms, timeshare units and senior living accommodations, the Company's continued ability to obtain new operating contracts and franchise agreements on current terms, the Company's relations with current and potential hotel and retirement community owners and contract services clients, the effect of international, national and regional economic conditions, the availability of capital to fund investments in the Company's several businesses, and other risks described from time to time in the Company's filings with the Securities and Exchange Commission, including those set forth on Exhibit 99 filed herewith. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

  The Company is a worldwide operator and franchisor of hotels, and a leading provider of food service and facilities management in the corporate, health care and education markets. The Company's operations are grouped in two business segments, Lodging and Contract Services, which represented 58 percent and 42 percent, respectively, of total sales in 1996.

  In its Lodging segment, the Company operates and franchises lodging facilities under five separate brand names, owns a 49 percent interest in The Ritz-Carlton Hotel Company LLC and develops and operates vacation timesharing resorts.

  The Contract Services segment consists of three businesses. Marriott Management Services provides food service and facilities management to 3,431 clients in business, education and health care, primarily in North America. Marriott Senior Living Services develops and presently operates 72 retirement communities offering independent living, assisted living and skilled nursing care for seniors in the United States. Marriott Distribution Services supplies food and related products to Company operations and to external customers throughout the United States.

  The Company was incorporated in Delaware in 1971. It was a wholly-owned subsidiary of Marriott Corporation until October 8, 1993, when Marriott Corporation separated the Company's businesses from its other businesses through a special dividend (the Distribution) to the holders of outstanding shares of Marriott Corporation common stock, on a share-for-share basis, of all the outstanding shares of the Company's common stock. Upon the consummation of the Distribution, Marriott Corporation changed its name to Host Marriott Corporation (together with its subsidiaries, Host Marriott). See Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies" and "Relationship with Host Marriott."

  Financial information by industry segment as of January 3, 1997 and for the three fiscal years then ended, appears in the Consolidated Statement of Income and in the Business Segments note to the Consolidated Financial Statements included in Part II, Item 8.

Recent Developments
-------------------

  On February 17, 1997, the Company entered into a definitive agreement to acquire Renaissance Hotel Group N.V. (Renaissance), a premier operator and franchisor of 150 hotels in 38 countries. Renaissance operates or franchises its hotels under three established brand names; Renaissance, a quality international brand; New World, a quality brand in Asia and the Pacific region; and Ramada International, a mid-priced brand outside of the United States and Canada. Renaissance also master licenses the Ramada name in the United States and Canada to third parties under long-term agreements. The total acquisition cost is estimated to be $1 billion. On February 21, 1997, the Company entered into a $400 million revolving credit facility which, in addition to the Company's existing $1 billion revolving credit facility, provides a committed source of funds for the acquisition. Holders of more than 54 percent of the voting stock of Renaissance have agreed to the terms of the acquisition. Completion of the acquisition, which is expected to occur by the second quarter of 1997, is contingent on customary conditions including the successful cash tender offer and expiration or termination of the Hart-Scott-Rodino Act waiting period requirements.

Employee Relations
------------------

  At January 3, 1997, the Company had approximately 192,000 employees, including approximately 11,000 who are subject to collective bargaining agreements. The Company believes its relations with employees are positive.

Other Properties
----------------

  In addition to the operating properties discussed below, the Company leases an 870,000 square foot office building, located in Bethesda, Maryland, which serves as the Company's headquarters. This lease has an initial term which expires in 2004, and includes options for an additional 15 years.

  The Company believes its properties are in generally good physical condition with need for only routine repair and renovation.

LODGING

  The Company's Lodging businesses included 1,120 operated or franchised hotels with 215,858 rooms at January 3, 1997, serving five distinct segments of the lodging industry: Marriott Hotels, Resorts and Suites (full-service), Courtyard hotels (moderate price), Residence Inn (extended stay), TownePlace Suites (moderate price, extended stay) and Fairfield Inn and Fairfield Suites
(economy).   Further, the Company owns a 49 percent interest in The Ritz-Carlton
Hotel Company LLC, an operator of 33 luxury hotels with 10,853 rooms, and expects to acquire the remaining 51 percent over the next several years. The Company is also a leading developer and operator of vacation timesharing properties (Marriott Vacation Club International).

Company-Operated Lodging Properties
-----------------------------------

  At January 3, 1997, the Company operated a total of 556 properties (135,826 rooms) across its five lodging brands under long-term management or lease agreements with property owners (the Operating Agreements).

  Terms of the Company's Operating Agreements vary, but typically include base and incentive management fees and reimbursement of costs (both direct and indirect) of lodging operations. Such agreements are generally for initial periods of 20 to 30 years, with options to renew for up to 50 additional years. Many of the Operating Agreements are subordinated to mortgages or other liens securing indebtedness of the owners. Additionally, a number of the Operating Agreements permit the owners to terminate the agreement if financial returns fail to meet defined levels and the operator has not cured such deficiencies.

  The Company's responsibilities for units it operates include hiring, training and supervising the managers and employees required to operate the facilities. The Company provides centralized reservation services, and national advertising, marketing and promotional services, as well as various accounting and data processing services. The Company prepares and implements annual budgets for lodging facilities under its management. Additionally, the Company is responsible for allocating funds, generally a fixed percentage of revenue, provided by the property owners for periodic renovation of buildings and replacement of furnishings. The Company believes that its ongoing refurbishment program is adequate to preserve the competitive position and earning power of the hotels.

  Company-operated and franchised lodging properties at January 3, 1997 include 144 hotels (45,069 rooms) owned or leased by Host Marriott, and 252 hotels (46,033 rooms) owned by partnerships affiliated with Host Marriott. Terms of the Operating Agreements for these properties are similar to those with third party owners of comparable lodging properties.

Franchised Lodging Properties
-----------------------------

  The Company has franchising programs which permit the use of its five hotel brand names and its lodging systems by other hotel owners and operators. Under these programs, the Company receives an initial application fee and continuing royalty fees, which typically range from four percent to six percent of room revenues for all brands, plus two percent to three percent of food and beverage revenues for full-service Marriott hotels. In addition, franchisees contribute to the national marketing and advertising programs, and pay fees for use of the Company's centralized reservation systems.

  At January 3, 1997, the Company had 564 franchised properties (80,032 rooms) in its five hotel brands.

Marriott Hotels, Resorts and Suites
-----------------------------------

  The Company's full-service hotel system primarily serves business and pleasure travelers and meeting groups at locations in downtown and suburban areas, near airports and at resort locations. Most Marriott full-service hotels contain from 300 to 500 rooms. However, the 19 convention hotels (18,500 rooms) are larger and contain up to 1,900 rooms. Marriott full-service hotel facilities typically include swimming pools, gift shops, convention and banquet facilities, a variety of restaurants and lounges and parking facilities. The 30 Marriott resort hotels (14,000 rooms) have additional recreational facilities, such as tennis courts and golf courses. The 10 Marriott Suites (2,600 rooms) are full-service suite hotels that typically contain about 250 suites, each consisting of a living room, bedroom and bathroom. These properties have only limited meeting space.

  The Company operates 26 conference centers, with a total of 4,496 guest rooms, located throughout the United States. Some of the centers are used exclusively by employees of the sponsoring organization, while others are marketed to outside meeting groups and individuals. The centers typically include meeting room space, dining facilities, guest rooms and recreational facilities. The Company receives management fees for operating the conference centers under contracts which typically range from one to five years. Management fees are generally based on a fixed amount or a percentage of revenues, and some of the management contracts provide for the Company to earn incentive fees if certain financial targets are exceeded.

  Room revenues for Marriott full-service hotels, contributed approximately 59 percent of the Company's 1996 full-service hotel sales with the remainder coming from food and beverage operations, recreational facilities and other services. Individual business and pleasure travelers accounted for approximately 62 percent of occupied room nights at Marriott full-service hotels during 1996, with group meetings representing another 38 percent. Although business at many resort properties is seasonal depending on location, overall hotel profits have been relatively stable and include only moderate seasonal fluctuations.

  As of January 3, 1997, there were 316 Marriott Hotels, Resorts and Suites located in 40 states, the District of Columbia and 26 other countries, a net increase of 19 hotels (4,774 rooms) since December 29, 1995.

                                                        Number of       Number of
                                                         Hotels           Rooms
                                                        ---------       ---------
U.S. Marriott hotels
--------------------
  Company-operated
    - owned..........................................        1                356
    - under Operating Agreements.....................      164             72,390
  Franchised.........................................       87             28,014
                                                        ---------       ---------
                                                           252            100,760
                                                        ---------       ---------
Non-U.S. Marriott hotels
------------------------
  Company-operated
    - owned..........................................        1                142
    - under Operating Agreements.....................       33             12,605
  Franchised.........................................       30              7,280
                                                        ---------       ---------
                                                            64             20,027
                                                        ---------       ---------
    Total Marriott hotels at January 3, 1997........       316            120,787
                                                        =========       =========

  At January 3, 1997, non-U.S. Marriott hotels operated or franchised by the Company were located in the following regions:

                                                        Number of       Number of
                                                         Hotels           Rooms
                                                        ---------       ---------
United Kingdom.......................................       23              4,021
Continental Europe...................................       11              3,685
Middle East..........................................       10              3,390
Pacific Rim..........................................        5              1,964
Central and South America............................        6              2,363
Canada...............................................        4              1,881
Caribbean............................................        5              2,723
                                                        ---------       ---------
                                                            64             20,027
                                                        =========       =========

  The Company expects to add 23 operated or franchised full-service hotels (approximately 6,600 rooms) to its Marriott hotel system in 1997. Of the hotel rooms slated to open in 1997, approximately 64 percent will be located outside the United States.

Courtyard Hotels
----------------

  Courtyard is the Company's moderate price hotel product and competes directly with other major national brands. Aimed at individual business and pleasure travelers as well as families, Courtyard hotels typically have 80 to 150 rooms. Courtyard hotels maintain a residential atmosphere and scale. Well landscaped grounds include a courtyard with a pool and socializing areas. Most hotels feature meeting rooms, limited restaurant and lounge facilities, and an exercise room. The operating systems developed for these hotels allow Courtyard to be price competitive while providing better value through superior facilities and guest service.

  As of January 3, 1997, there were 296 Courtyard hotels located in 40 states, the District of Columbia and the United Kingdom, a net increase of 43 hotels (4,679 rooms) since December 29, 1995.


                                                        Number of       Number of
                                                         Hotels           Rooms
                                                        ---------       ---------
Company-operated
  - owned............................................         1               153
  - under Operating Agreements.......................       198            29,063
Franchised
 - United States.....................................        87            11,297
 - Non-U.S...........................................        10               760
                                                        ---------       ---------

   Total Courtyard hotels at January 3, 1997.........       296            41,273
                                                        =========       =========

  The Company expects to add 41 properties (approximately 4,800 rooms) to its Courtyard hotel system in 1997, primarily through franchising.

Residence Inn
-------------

  Residence Inn is the U.S. market leader in the extended stay lodging segment, which caters primarily to business, governmental and family travelers who stay more than five consecutive nights. Residence Inns generally have 80 to 130 studio and two-story penthouse suites. Most inns feature a series of residential style buildings with landscaped walkways, courtyards and recreational areas. The inns do not have restaurants but offer complimentary continental breakfast, and most provide a complimentary evening hospitality hour. Each suite contains a fully equipped kitchen, and many suites have wood-burning fireplaces.

  As of January 3, 1997, there were 224 Residence Inns located in 43 states, Canada and Mexico, a net increase of 28 inns (2,903 rooms) since December 29, 1995.

                                                        Number of       Number of
                                                          Inns           Suites
                                                        ---------       ---------
Company-operated
  - owned............................................         1               120
  - under Operating Agreements.......................       106            13,864
Franchised
 - United States.....................................       114            12,201
 - Non-U.S...........................................         3               362
                                                        ---------       ---------

   Total Residence Inns at January 3, 1997...........       224            26,547
                                                        =========       =========

  The Company expects to add 29 inns (approximately 3,300 rooms) to its Residence Inn system in 1997, primarily through franchising.

TownePlace Suites
-----------------

  TownePlace Suites is a new brand of moderately priced extended stay hotel that is designed to appeal to business and leisure travelers. The standard TownePlace Suites hotel will consist of two interior-corridor buildings containing 95 units consisting of high-quality one and two-bedroom studio suites. Each suite will have a fully equipped kitchen and separate living area. Each hotel will provide housekeeping services and will have on-site exercise facilities, an outdoor pool, 24-hour staffing and laundry facilities. The Company plans to open seven TownePlace Suites during 1997.

Fairfield Inn and Fairfield Suites
----------------------------------

  Fairfield Inn and Fairfield Suites is the Company's economy lodging product which competes directly with major national economy motel chains. Aimed of cost conscious individual business and pleasure travelers, typical Fairfield Inn has 63 to 135 rooms and offers a swimming pool, complimentary continental breakfast and free local phone calls. Fairfield Suites are designed to meet the needs of travelers who require more space and amenities. They feature suites that are 25 percent larger than the typical Fairfield Inn room, and offer a broader range of amenities.

  As of January 3, 1997, there were 284 Fairfield Inn and Fairfield Suites located in 46 states, a net increase of 54 Inns and Suites (5,306 rooms) since December 29, 1995.


                                                                           Number of       Number of
                                                                             Inns            Rooms
                                                                           ---------       ---------
Company-operted........................................................       51            7,133
Franchised.............................................................      233           20,118

                                                                           ---------       ---------
   Total Fairfield Inn and Fairfield Suites at January 3, 1997.........      284           27,251
                                                                           =========       =========

  The Company expects to add 49 franchised Fairfield Inn and Fairfield Suites (approximately 5,000 rooms) to its Fairfield system in 1997.

Ritz-Carlton Hotels and Resorts
-------------------------------

  The Company has a 49 percent equity interest in The Ritz-Carlton Hotel Company LLC, which owns the management agreements on the existing Ritz-Carlton hotels and resorts, licenses for the Ritz-Carlton trademarks and trade name, and miscellaneous related assets.

  At January 3, 1997, there were 33 Ritz-Carlton luxury hotels and resorts with 10,853 rooms in the United States and seven other countries, of which 2 hotels (542 rooms) were added in 1996. These properties are renowned for the quality of their facilities, dining and service.

                                                                           Number of       Number of
                                                                            Hotels           Rooms
                                                                           ---------       ---------
Operated by The Ritz-Carlton Hotel Company LLC.........................
  - U.S................................................................          24            8,082
  - Non-U.S............................................................           8            2,623
Owned - Non-U.S........................................................           1              148
                                                                           ---------       ---------
 Total Ritz-Carlton Hotels and Resorts at January 3, 1997..............          33           10,853
                                                                           =========       =========

It is expected that 3 Ritz-Carlton hotels (approximately 960 rooms) will be opened in 1997.

Marriott Vacation Club International
------------------------------------

  The Company develops, sells and operates vacation timesharing resorts. Earnings are generated from three primary sources: (1) selling fee simple and other forms of timeshare interests (2) operating the resorts, and (3) financing consumer purchases of timesharing intervals.

  Some timesharing resorts are located adjacent to Marriott hotels and timeshare owners have access to certain hotel facilities during their vacation. Owners can trade their annual interval for intervals at another Marriott timesharing resort or for intervals at certain timesharing resorts not otherwise sponsored by the Company through an unaffiliated exchange company. Owners also can trade their unused interval for points in the Marriott Honored Guest Awards program, enabling them to stay at Marriott hotels worldwide.

  In 1996, the Company began selling intervals at its first European timeshare project located in Marbella, Spain. In addition, the Company began selling intervals at its first urban project at the historic Custom House in Boston, Massachusetts, as well as in Ft. Lauderdale, Florida and at its fifth resort location in Orlando, Florida.

  At January 3, 1997, Marriott Vacation Club International operated 31 properties in 13 premier vacation destinations with 118,782 timeshare intervals and 79,379 interval owners.

                                                        Number of       Number of
                                                         Resorts     Intervals Sold
                                                        ---------    --------------
Continental U.S......................................        28           113,052
Hawaii...............................................         1             2,489
Bahamas..............................................         1             2,244
Europe...............................................         1               997
                                                        ---------       ---------
      Total at January 3, 1997.......................        31           118,782
                                                        =========       =========

Other Activities
----------------

  In February 1997, the Company introduced Marriott Executive Residences, developed specifically for the long-term international traveler. Marriott Executive Residences will provide temporary housing for business executives and others who need quality accommodations outside their home country for 30 or more days.

  Marriott Golf manages 17 golf course facilities for the Company and other golf course owners.

  During 1996, the Company began to provide event planning and management services under the brand name of Marquis Events International by Marriott. In 1996, the Company was awarded a contract by the National Football League to be the official sponsor of hospitality services such as catering, beverage services, entertainment and decor to the NFL's corporate clientele for the 1997, 1998 and 1999 Super Bowls.

  The Company operates systemwide hotel reservation centers in Omaha, Nebraska; Salt Lake City, Utah; Atlanta, Georgia; Los Angeles, California; and London, England that handle reservation requests for all Marriott lodging properties worldwide, including franchised units and Ritz-Carlton hotels. The Company owns the Omaha facility and leases the other facilities.

  The Company's Architecture and Construction Division assists in the design, development, construction and refurbishment of lodging properties and retirement communities.

Competition
-----------

  The Company encounters strong competition both as a hotel operator and a franchisor. There are over 500 hotel management companies in the United States, including several that operate more than 100 properties. These operators are primarily private management firms, but also include several large national chains that own and operate their own hotels and also franchise their brands. Hotel management contracts are typically long-term in nature, but most allow the hotel owner to replace the management firm if certain financial or performance criteria are not met.

  Affiliation with a national or regional brand is prevalent in the U.S. lodging industry. In 1996, more than 70 percent of U.S. hotel rooms were brand-affiliated. Most of the branded properties are franchises, under which the operator pays the franchisor a fee for use of its hotel name and reservation system. The franchising business is fairly concentrated, with the three largest franchisors operating multiple hotel brands accounting for approximately 29 percent of all U.S. rooms.

  Outside the United States, branding is much less prevalent, and most markets are served primarily by independent operators. Hotel chains account for about 18 percent of hotel rooms in the Caribbean and Latin America, 15 percent in Europe, 26 percent in the Middle East and Africa, and 27 percent in Asia and the Pacific Rim. The Company believes that chain affiliation will increase in these markets as local economies grow, trade barriers are reduced, international travel accelerates, and hotel owners seek the economies of centralized reservation systems and marketing programs.

  The Company has approximately a six percent share of the U.S. lodging market and less than a one percent share of the lodging market outside the United States. The Company's brands are attractive to hotel owners seeking a management company or franchise affiliation because its hotels typically generate higher occupancies and revenue per available room (REVPAR) than direct competitors in most market areas. The Company attributes this performance premium to its success in achieving and maintaining strong customer preference. The Company believes its superior facilities, national marketing programs and reservation systems, and its emphasis on guest service and satisfaction are contributing factors.

  The Company's properties are regularly upgraded to maintain their competitiveness. The vast majority of rooms in the Marriott lodging system either opened or have been refurbished in the past five years. The Company also strives to continually update and improve the products and services offered.
The Company believes that by operating a number of hotels in each of its brands, it stays in direct touch with customers and reacts to changes in the marketplace more quickly than chains which rely exclusively on franchising.

  Repeat guest business in the Marriott full-service hotel system is enhanced by the Marriott Honored Guest Awards and Marriott Miles programs, which reward frequent travelers with free stays at Marriott hotels or free travel on participating airlines. Frequent stay programs also have been established for the Courtyard (Courtyard Club) and Fairfield Inn (INNsiders Club) brands. The Company also operates a preferred travel card for its major business accounts. The preferred card accumulates a traveler's award points in all frequent stay programs of Marriott's lodging brands. Management believes that the frequent stay programs generate substantial repeat business that might otherwise go to competing hotels.

  The resort timesharing industry also is very competitive. Formerly dominated by real estate development companies and entrepreneurs, the industry has recently begun to attract well-capitalized corporations with significant experience in lodging and hospitality-related businesses. The Company currently has about a five percent share of this rapidly growing industry's annual worldwide sales of about $5 billion. The Company competes by offering premium quality products at attractive locations to prospective timeshare buyers, many of whom are familiar with the Company's strong commitment to customer satisfaction through its hotel properties. Approximately 40 percent of the Company's ownership resort sales come from additional purchases by or referrals from existing owners.

CONTRACT  SERVICES

The contract services segment includes three businesses: Marriott Management Services (food service and facilities management); Marriott Senior Living Services (development and operation of retirement communities and related senior care services); and Marriott Distribution Services (distribution of food and supplies).

Marriott Management Services
----------------------------

  Marriott Management Services (MMS) provides food service and facilities management for 3,431 businesses, industrial operations, health care facilities, primary and secondary school districts, and colleges and universities located principally throughout the United States, Canada and the United Kingdom. The services are provided at client facilities under contracts typically having open-ended terms. Income earned by MMS from these contracts is based upon a negotiated fee, the profit of the account or both.

  In 1996, MMS acquired Russell & Brand Limited, a London-based catering company. The Russell & Brand Limited operations have been combined with those of Taylorplan Services Limited which was acquired in 1995, and together they provide custodial and food services to government operations, hospitals and corporations primarily in the United Kingdom.

  MMS in North America has grown significantly through a combination of acquisitions, new accounts and new service offerings to become a leading provider of food service and facilities management in the corporate, health care and education markets. The Company is pursuing additional growth opportunities in these existing businesses through cross-selling of services to existing clients and obtaining food service and facilities management accounts at schools, hospitals and other institutions which currently are self-operated. MMS provides multiple services to many clients, including: supplying food; housekeeping and janitorial services; operating, maintaining and servicing building equipment and systems; and managing laundry facilities.

  The following table provides information as of January 3, 1997, regarding MMS accounts:

                                                           Accounts
                                                         ------------
United States
 Corporate Services....................................     1,011
 Health Care...........................................       960
 Higher Education......................................       519
 School Services.......................................       354
 Laundries.............................................        34
                                                         ------------
                                                            2,878
Non-U.S. (primarily the United Kingdom and Canada).....       553
                                                         ------------
 Total accounts at January 3, 1997.....................     3,431
                                                         ============

  MMS was awarded approximately 40 percent of the new contracts on which it competitively bid in 1996, and retained accounts representing approximately 95 percent of its 1995 profit contribution.

Marriott Senior Living Services
-------------------------------

  Through its Senior Living Services business, the Company develops and operates both "independent full-service" and "assisted living" retirement communities and provides related senior care services. Most are rental communities with daily rates that depend on the amenities and services provided.

  In March 1996, the Company acquired Forum Group, Inc. (Forum), a leading operator of retirement communities in the United States. The Forum acquisition added 42 facilities (7,910 units), making Marriott the largest U.S. operator of retirement communities in the quality tier. During 1996, the Company began an expansion program designed to add approximately 1,000 units or nursing beds to certain acquired full service facilities over the next two years.

  As of January 3, 1997, the Company operated 45 independent full-service retirement communities, which offer both independent living apartments and personal assistance units for seniors. Most of these communities also offer licensed nursing care.

  As of January 3, 1997, the Company also operated 27 assisted living retirement communities under the names "Brighton Gardens by Marriott" and "National Guest Homes". Assisted living retirement communities are for seniors who presently require personal assistance with hygiene, administration of medication, mobility and other daily activities which do not require skilled nurses. The Brighton Gardens concept is quality tier assisted living. Current operating units generally have 100 single resident assisted living suites and 30 to 40 nursing beds in a community. Several communities also provide Alzheimer care units. National Guest Homes is a moderately priced assisted living concept which emphasizes non-family companion living and generally has 70 two-person suites in a community. This concept is geared for the cost-conscious senior who enjoys the companionship of another unrelated individual.

  All of the assisted living concepts typically include three meals per day, linen and housekeeping services, security, transportation, and social and recreational activities. Additionally, skilled nursing and therapy services are generally available to Brighton Garden residents.

  Terms of the Company's senior living services management agreements vary but typically include base management fees, ranging from four to five percent of revenues, central administrative services reimbursements and incentive management fees. Such agreements are generally for initial periods of five to 25 years, with options to renew for up to 25 additional years. Under the terms of the lease agreements covering 14 of the communities, the Company pays the owner fixed annual rentals of $28 million and additional rentals equal to 4.5% of annual revenues in excess of $72 million. These leases initially expire in 2013, with renewals for an additional 20 years at the Company's option. During 1996, the Company sold and leased back four assisted living communities.

  As of January 3, 1997, the Company operated 72 retirement communities in 22 states, including the net addition of 46 communities (8,488 units) in 1996.

                                                                   Communities        Units/(1)/
                                                                   -----------        ----------
Independent full-service
 - owned........................................................            29             2,725
 - operated under long-term agreements..........................            16             4,897
                                                                   -----------        ----------
                                                                            45             7,622
                                                                   -----------        ----------
Assisted living
 - owned........................................................             7               605
 - operated under long-term agreements..........................            20             6,646
                                                                   -----------        ----------
                                                                            27             7,251
                                                                   -----------        ----------
   Total retirement communities at January 3, 1997..............            72            14,873
                                                                   ===========        ==========

/(1)/ Units represent independent and assisted living apartments plus beds in nursing centers.

  The senior living services market is one of the faster growing segments of the U.S. economy. Marriott is expanding its Senior Living Services division to meet this growing demand and by 2000 expects to operate over 200 retirement communities. During 1997, the Company expects to add 20 assisted living properties. The new communities will incorporate various enhancements to reduce construction cost per square foot. Several will also incorporate specially designed Alzheimer's care units.

Marriott Distribution Services
------------------------------

  Marriott Distribution Services (MDS) is a United States limited line distributor of food and related supplies, carrying an average of 3,000 product items per distribution center. This business unit originally focused on purchasing, warehousing and distributing food and supplies to other Company businesses. In recent years, however, MDS has steadily increased its external business to about 53 percent of total sales volume in 1996 compared to less than 15 percent in 1988.

  The Company operated a nationwide network of 13 distribution centers as of January 3, 1997, including five centers opened during 1996. Leased facilities are generally built to the Company's specifications, utilize a narrow aisle concept and technology to enhance productivity.

  In 1996, MDS became the principal distributor for Boston Market, Noah's Bagels, Einstein Bros. Bagels, Bennigans and Steak & Ale. MDS plans to aggressively pursue new business by leveraging its purchasing economies, quality assurance programs and operating systems. To further support business growth, the Company plans to expand its geographic coverage with two new distribution centers expected to open during 1997.

Competition
-----------

  The Company encounters strong competition in each of its Contract Services businesses. MMS competes with a large number of local, regional, and national firms in providing food and facilities management services to corporate and institutional clients. Many educational institutions, health care providers and businesses consider cost to be an important factor when selecting companies to provide food and facilities management services. As a leading provider of management services in this market, MMS realizes significant economies in purchasing, labor management and operating systems, and endeavors to remain competitive by passing on operating efficiencies to its customers.

  Marriott Senior Living Services competes mostly with local and regional providers of long-term health care and retirement living, although some national providers are emerging in the assisted living market. The Company is able to compete by operating well-maintained facilities and by providing quality health care, food service and other services at reasonable prices. Additionally, Marriott Senior Living Services has focused on developing relationships with professionals who often refer seniors to retirement communities, such as hospital discharge planners and ministers. By educating these groups on the assisted living concept, and familiarizing them with the Marriott product and personnel, the Company generates referrals which help its retirement communities to quickly achieve high stabilized occupancy levels.

  MDS competes with numerous national, regional and local distribution companies in the $130 billion U.S. food distribution business. MDS attracts and retains clients by adopting pricing policies which pass manufacturers' rebates and allowances through to customers and by maintaining one of the highest order fill rates in the industry. In addition, MDS uses its advanced technology, purchasing leverage and limited product lines to provide a favorable cost structure.

ITEM 3.        LEGAL PROCEEDINGS

  There are no material legal proceedings pending against the Company.

  In February 1997, the Company settled, for an immaterial amount, certain previously reported environmental claims brought by Arizona regulatory authorities.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  NONE.

                                    PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The range of the Company's common stock prices and dividends declared per share for the past two fiscal years are as follows:


                                                        Stock Price                 Dividends
                                                ---------------------------          Declared
                                                    High           Low              Per Share
                                                ------------   ------------       --------------
1995  -        First Quarter                    $    34 3/4    $     27 3/4         $     0.07
      -        Second Quarter                        37 1/2          33 1/8               0.07
      -        Third Quarter                         39 3/8          34 5/8               0.07
      -        Fourth Quarter                        39 7/8          34 3/4               0.07

1996  -        First Quarter                         52 5/8          37 1/4               0.08
      -        Second Quarter                        50              44 1/4               0.08
      -        Third Quarter                         57 3/8          48 3/8               0.08
      -        Fourth Quarter                        59 7/8          51 3/8               0.08


  At January 31, 1997, there were 125,551,964 shares of common stock outstanding held by 48,735 shareholders of record. The Company's common stock is traded on the New York Stock Exchange, Chicago Stock Exchange, Pacific Stock Exchange and Philadelphia Stock Exchange.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

     The following table presents summary selected historical financial data for the Company derived from its financial statements as of and for the five fiscal years ended January 3, 1997. The Company was a wholly-owned subsidiary of Marriott Corporation (now named Host Marriott Corporation) prior to October 8, 1993, on which date its common stock was distributed to Marriott Corporation shareholders. The historical income statement of the Company for 1993 includes 40 weeks of operating results as a subsidiary of Marriott Corporation and 12 weeks of operating results as an independent entity. The income statement for 1992 reflects operating results for the Company as a subsidiary of Marriott Corporation. As a result, 1996, 1995 and 1994 operating results are not directly comparable to the results reported by the Company for 1993 and 1992. Per share data has not been presented for 1992 because the Company was not publicly held during that year. The historical information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto, each contained herein.

                                                                                     Fiscal Year
                                                      ------------------------------------------------------------------------------
                                                             1996/(1)/     1995          1994           1993        1992/(2)/
                                                             ----          ----          ----           ----        ---------
                                                                        (in millions, except per share data)
INCOME STATEMENT DATA:
Sales................................................. $  10,172           8,961       $  8,415       $  7,430      $  6,971
Operating Profit Before
 Corporate Expenses and Interest......................       629             490            413            356           326
Income Before Cumulative Effect
 of a Change in Accounting Principle/(3)/.............       306             247            200            159           134
Net Income............................................       306             247            200            126           134
PER SHARE DATA:
Income Before Cumulative Effect
 of a Change in Accounting Principle/(3)/.............      2.24            1.87           1.51           1.26             -
Net Income............................................      2.24            1.87           1.51           1.00             -
Cash Dividends Declared...............................      0.32            0.28           0.28           0.14             -
BALANCE SHEET DATA (AT END OF YEAR):
Total Assets..........................................     5,075           4,018          3,207          3,092         2,601
Long-Term and Convertible Subordinated Debt...........     1,307             806            506            564           371
Investments and Advances from Marriott Corporation....         -               -              -              -           763
Shareholders' Equity..................................     1,260           1,054            767            696             -

___________________________________
/(1)/ Fiscal year 1996 includes 53 weeks.
/(2)/ Operating results in 1992 include pretax costs of $5 million related to the Distribution.
/(3)/ Statement of Financial Accounting Standards No. 109, "Accounting for
      Income Taxes," was adopted in the first fiscal quarter of 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion presents an analysis of results of operations of the Company for fiscal years ended January 3, 1997 (53 weeks), December 29, 1995 and December 30, 1994 (each 52 weeks).

     1996 Compared to 1995.

     Net income increased 24 percent to $306 million in 1996, driven by contributions from new unit expansion and strong profit growth for both the Lodging and Contract Services segments, partially offset by higher interest and corporate expenses. Earnings per share advanced 20 percent to $2.24, reflecting higher net income partially offset by higher average shares outstanding.

     Sales were up 14 percent to $10.2 billion in 1996. The impact of the 53rd week on 1996 results of operations was not significant.

     LODGING operating profit was up 26 percent on 10 percent higher sales, benefiting from favorable conditions in the U.S. lodging market, and contributions from new properties. The Company added a net of 146 hotels (18,204 rooms) and opened four new vacation club resorts during the year.

     Profits for Marriott Hotels, Resorts and Suites rose 24 percent in 1996 on sales growth of nine percent, which reflects the addition of a net of two units (1,006 rooms) in the U.S. and a net of 17 units (3,768 rooms) internationally. Comparable Company-operated U.S. hotels posted eight percent higher sales due to room rate growth of seven percent to $118, and a one percentage point increase in occupancy to 78 percent. These sales gains, coupled with profit margin improvements, generated substantially higher incentive management fees at many properties. Profits for international hotels also were higher, primarily because of contributions from new properties.

     During 1996, the Marriott Hotels, Resorts and Suites brand evolved its Operational Excellence strategy focused on high quality, clean guest rooms, consistent and dependable service delivered by a friendly, attentive and knowledgeable staff. The brand continued to improve its guest room amenities with substantial reinvestment in furnishing and decor in conjunction with adding "The Room that Works" enhancements of an ergonomic desk chair, work lamp and larger desk work area. The brand continues its focus on guest satisfaction by introducing a meeting planner satisfaction survey and introducing the Resort Guest experience process which involves the guest in preplanning their vacation stay prior to arrival.

     The limited-service lodging brands reported 10 percent higher sales and 29 percent profit growth in 1996, also benefiting from increased incentive management fees on Company-operated properties, and expansion of franchising programs. The three brands added a net of 125 properties (12,888 rooms), primarily franchises, during 1996.

     . Courtyard, the Company's moderate price brand, posted an eight percent increase in sales for comparable Company-operated units, as average room rates were up eight percent to $78 while occupancy remained at 81 percent. In 1996, the brand continued to focus on improving guest satisfaction with enhancements such as voice mail, new fitness equipment, second guest room phones, new decor packages and a new ergonomic desk chair and lamp to improve work area in guest rooms.

     . Residence Inn, the Company's extended stay brand, generated eight percent growth in sales for comparable Company-operated units as average room rates climbed seven percent to $89, while occupancy dipped slightly to 85 percent. Residence Inn added new electronic locks and voice mail for guests in 1996, while also developing a new hotel prototype featuring interior corridors and a larger gatehouse for social activities that was well received by guests and investors.

     . Fairfield Inn and Fairfield Suites, the Company's economy price brand, achieved a six percent sales gain for comparable Company-operated units, as average room rates were boosted 10 percent to $50. Occupancy fell four percentage points to 77 percent, reflecting the planned shift to higher rated business. The Company introduced Fairfield Suites in 1996. These suites are 25 percent larger than the typical Fairfield Inn room, with added amenities such as voice mail, in-room coffee, a microwave oven and refrigerator.

     Marriott Vacation Club International posted a 25 percent increase in the number of timeshare intervals sold and 17 percent growth in financially reported sales under the percentage of completion method. Income from owner financing activities and resort management also increased. Profits were flat, reflecting higher marketing and selling costs associated with new resort locations, off-site sales centers and establishing a European operations group.

     Also contributing to 1996 lodging profit growth was higher income from the Company's investment in The Ritz-Carlton Hotel Company LLC. For comparable U.S. hotels, the luxury chain posted a 10 percent increase in sales as average room rates increased four percent to $181 and occupancy increased to 75 percent. In addition house profit margins improved, benefiting from integration with Marriott Lodging systems and programs.

     CONTRACT SERVICES reported a 36 percent increase in operating profit on 19 percent higher sales in 1996. Excluding the impact of the March 1996 acquisition of Forum Group, Contract Services' operating profits were up 11 percent for the year on 14 percent sales growth.

     Profits for Marriott Management Services rose 12 percent in 1996 while sales were up nine percent. Performance was paced by the division's health care, higher education and school services divisions, all of which benefited from the impact of new accounts, and expansion of services to ongoing clients. International profits were also higher, reflecting improved results in Canada.

     Sales for Marriott Senior Living Services increased 117 percent in 1996, while profits were up more than five-fold from 1995 levels. Excluding the impact of the Forum acquisition, sales increased 23 percent and profits increased 18 percent. Overall growth was generated by a gain in occupancy to 96 percent, and a two percent increase in average per diem rates for comparable Marriott senior living communities, strong move-in rates at 11 communities opened since the beginning of 1995, and contributions from the acquired Forum Group communities.

     Sales for Marriott Distribution Services grew 35 percent in 1996, as the division opened five new distribution centers and added several major external restaurant accounts. Profits were flat in 1996, as sales gains were offset by start-up costs associated with the new centers and new business.

     Corporate expenses rose 23 percent in 1996, reflecting higher outlays associated with new business development and staff additions to facilitate the Company's growth. Additionally, costs increased due to tax-related investments which generated significant after-tax savings. Interest expense was up 60 percent as a result of incremental borrowings to support business growth, partially offset by lower interest rates. Interest income declined five percent, primarily due to collections and sales of affiliate and other notes receivable.

     The Company's effective income tax rate declined to 39.0 percent in 1996, compared to 40.0 percent in 1995 and 41.5 percent in 1994. This favorable trend, in part, reflects the Company's ongoing participation in jobs and affordable housing tax credit programs. The effective income tax rate is expected to decline approximately another one-half percentage point in 1997, before any impact of the pending acquisition of Renaissance Hotel Group N.V.

     1995 Compared to 1994.

     The Company reported net income of $247 million in 1995, an increase of 24 percent compared to $200 million in 1994. The improvement was due to strong profit growth for both the lodging and contract services groups, higher interest income and reduced corporate expenses. Sales grew six percent to $9 billion dollars in 1995, while earnings per share rose 24 percent to $1.87.

     LODGING operating profit was up 19 percent in 1995 on eight percent higher sales, as all product lines benefited from a strong U.S. lodging market. Profits for the Company's full-service hotels increased 14 percent in 1995 on sales growth of nine percent. Comparable Company-operated U.S. hotels posted a six percent sales gain primarily due to average room rate growth of six percent to $110, and higher food and beverage sales. Occupancy increased slightly to 77 percent. Profits for international hotels also were higher, driven by contributions from new managed properties in Puerto Rico, Singapore and Aruba, as well as higher franchise fees. During the year, ten properties (5,206 rooms) were added to the Marriott full-service hotel system worldwide.

     The limited-service lodging brands reported combined profit growth of 28 percent on a three percent sales increase, benefiting from higher incentive management fees on Company-operated properties, and expansion of franchising programs. Sales growth was affected by the conversion of 26 Fairfield Inns from Company-operated to franchised in the 1994 third quarter. The three product lines added a net total of 87 properties (7,951 rooms) in 1995.

     . Courtyard posted a six percent increase in sales for comparable Company-operated units, as average room rates were up seven percent to $72 with occupancy remaining at 81 percent.

     . Residence Inn achieved seven percent growth in sales for comparable Company-operated units, due to a seven percent increase in average room rates to $83 and slightly higher occupancy of 86 percent.

     . Fairfield Inn generated eight percent higher sales for comparable Company-operated units, as average room rates climbed nine percent to $45 and occupancy declined slightly to 81 percent.

     Marriott Vacation Club International, the Company's resort timesharing business, posted a 33 percent increase in sales and 23 percent higher profits in 1995. Strong sales activity in the Orlando, Florida and Palm Desert, California core markets, and at new resort locations in Hawaii, Colorado and Utah, resulted in a 17 percent increase in the number of timesharing intervals sold.

     Also contributing to 1995 lodging results was income from the Company's investment in The Ritz-Carlton Hotel Company LLC, acquired in April 1995.

     CONTRACT SERVICES reported a 17 percent increase in operating profit in 1995 on five percent sales growth. All three businesses posted higher sales and profits for the year.

     Profits for Marriott Management Services rose 12 percent in 1995 on a two percent sales increase. Results benefited from new contracts, expanded service to ongoing accounts and cost reductions in several areas. All major product lines -- health care, corporate services, higher education and school services - contributed to the profit growth, and improved performance for the laundry division more than offset lower results for Canadian operations.

     Sales for Marriott Senior Living Services increased 18 percent in 1995, while profits more than doubled from 1994 levels. Growth was generated by a two percentage point increase in occupancy, to 96 percent, for comparable retirement communities, and strong move-in rates at nine communities opened in 1994 and 1995. Average per diem rates for comparable retirement communities were up three percent to $89 compared to 1994.

     Sales for Marriott Distribution Services grew 21 percent in 1995, as the division opened its eighth distribution center, and added several major restaurant accounts. Profits rose 19 percent, reflecting the higher sales volumes offset somewhat by start-up costs associated with new business.

     Corporate expenses declined six percent in 1995 primarily due to income from certain tax-advantaged investments. Interest expense was up 66 percent, reflecting incremental borrowings to support business growth, as well as higher interest rates. Interest income increased 34 percent largely as a result of additional loans to owners of new lodging properties operated or franchised by the Company.

     Profit Margins.

     Operating profit (before corporate expenses and interest) increased 28 percent in 1996; 19 percent in 1995 and 16 percent in 1994 on sales increases of 14 percent in 1996, six percent in 1995 and 13 percent in 1994. The Company expects its profits will continue to grow at a higher rate than sales over the next several years. While the Company continues to benefit from ongoing programs to reduce operating costs and overhead without affecting customer service, several other factors cause profit growth to outpace sales gains:

     . More hotels are generating incentive management fees. The Company's hotel management contracts typically provide for Marriott to receive incentive fees when certain earnings and cash flow thresholds are achieved. As the hotels added to the Marriott system in recent years have matured, and the lodging industry has improved, additional hotels have met these thresholds. In 1996, Marriott earned incentive fees on 64 percent of Company-operated hotel rooms compared to 57 percent in 1995 and 51 percent in 1994.

     . Franchising is a more significant portion of the Company's lodging business, particularly for the limited-service brands. At December 30, 1994, 30 percent of the hotel rooms in the Marriott system were franchised. By January 3, 1997, this percentage had increased to 37 percent, and is expected to exceed 44 percent by the year 2000. Marriott's consolidated income statement reflects total sales of Company-operated hotels, but includes only the fees earned by the Company for franchised properties. As a result, the rooms added to Marriott's franchise system in 1996 and 1995 contributed significantly to the Company's growth in lodging profitability and market share, but had a much smaller impact on reported sales.

     . Marriott Vacation Club International generates higher profit margins than the Company's other lodging product lines, so sales gains for this business can have an amplified impact on profits.

     . School services and health care represent a significant portion of MMS' total business. Employees at schools and health care facilities typically are included on the client's payroll, while most accounts in the other product lines are staffed by the Company's employees. The arrangement with schools and healthcare facilities results in lower reported sales than accounts where revenues include client reimbursement of payroll and employee benefit costs.

LIQUIDITY AND CAPITAL RESOURCES

     GROWTH STRATEGY. The Company expects to create substantial value for shareholders through aggressive expansion of its lodging and contract services businesses, including development of new hospitality-related products and services. Growth targets over the next five years include:

     . Adding more than 120,000 rooms worldwide to its portfolio of hotel brands, primarily through management contracts, franchising and selective Company development of lodging properties, in addition to the 46,400 rooms included as part of the planned acquisition of Renaissance Hotel Group N.V.

     . Growing its timeshare resort portfolio in the United States and abroad, to significantly increase the number of intervals sold annually.

     . Extending its leadership in management services by adding new accounts and services, both domestically and abroad, to sustain double-digit annual growth.

     . Growing its senior living services business to 200 retirement communities by the year 2000, primarily through management contracts and selective company development of assisted living and independent full-service communities.

     . Becoming the national leader in multi-unit limited line food distribution, with third party sales of $2 billion, annually.

     The Company believes it has access to financial resources sufficient to finance this growth, as well as to support ongoing operations and meet debt service and other cash requirements. The Company's lodging management and franchise operations and its management services businesses generate substantial operating cash flow, with only modest reinvestment requirements.

     Cash From Operations.

     Cash from operations was $602 million in 1996, $369 million in 1995 and $397 million in 1994. The increase in cash flow in 1996 reflects both higher earnings and $148 million of proceeds from the sale of timeshare notes receivable. While the Company's timesharing business generates strong operating cash flow, annual amounts are affected by the timing of cash outlays for the acquisition and development of new resorts and cash inflows related to purchaser financing. Interval sales financed by the Company are not included in operating cash flow until cash is collected or the notes are sold for cash.

     Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA) was $743 million, $594 million and $491 million for fiscal years 1996, 1995 and 1994, respectively, representing a 25 percent increase in 1996 and a 21 percent increase in 1995. The Company considers EBITDA to be an indicative measure of the Company's operating performance because EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business; such information should not be considered as an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity measure prescribed by generally accepted accounting principles. The Company's EBITDA is stable, and typically does not fluctuate widely within an economic cycle. A substantial portion of the Company's EBITDA is based on fixed dollar amounts or percentages of sales. This includes lodging base management and franchise fees, certain food service and facilities management fees and land rent. EBITDA stability also results from diversification. With more than 1,100 lodging properties and over 3,400 management services accounts, no single operation is critical to the Company's financial results.

     The Company's ratio of current assets to current liabilities was .81 at January 3, 1997, compared to .90 at December 29, 1995. Each of the Company's businesses minimizes working capital through strict credit-granting policies, aggressive collection efforts and high inventory turnover.

     Working capital for managed hotels is generally advanced to the Company by the hotel owners. Funds for refurbishment of these managed properties are provided through escrow accounts, whereby an established percentage of sales is set aside annually for such purposes.

     Investing Activities Cash Flows.

     ACQUISITIONS. The Company regularly considers acquisitions of businesses. During 1996 and 1995, in the aggregate, the Company spent nearly $1 billion on acquisitions, including associated debt, including Forum Group Inc., a leading provider of senior living services, Russell & Brand Limited, a food service provider in the U.K., Taylorplan Services Limited, a custodial and food services company in the U.K., and 49 percent of The Ritz-Carlton Hotel Company LLC, one of the world's premier luxury hotel brands and management companies. The Company expects to exercise its right to acquire the remaining 51 percent of The Ritz-Carlton Hotel Company LLC over the next several years at prices based on Ritz-Carlton's cash flow.

     On February 17, 1997, the Company entered into a definitive agreement to acquire Renaissance Hotel Group N.V. (Renaissance), a premier operator and franchisor of 150 hotels in 38 countries. The total acquisition cost is estimated to be $1 billion. Holders of more than 54 percent of the voting stock of Renaissance have agreed to the terms of the acquisition. Completion of the acquisition, which is expected to occur by the second quarter of 1997, is contingent on customary conditions, including the successful cash tender offer and expiration or termination of the Hart-Scott-Rodino Act waiting period requirements. The Company can finance the acquisition with the credit available under its revolving credit facility together with a $400 million bank facility committed on February 21, 1997.

     DISPOSITIONS. In 1996 the Company sold and leased back four senior living communities. In 1995 the Company sold three senior living communities. In the future, the Company expects to sell certain lodging and senior living services properties while retaining operating rights under long-term agreements.

     INVESTMENTS WITH HOST MARRIOTT CORPORATION. In pursuit of its growth strategy, the Company has provided, and expects to provide in the future, financing to Host Marriott for a portion of the cost of acquiring properties to be operated or franchised by the Company. In this regard, the Company invested an aggregate of $80 million in 1995 principally in the form of mortgage loans. In 1996, the Company invested $57 million in connection with Host Marriott's acquisition of a controlling interest in two hotels (over 900 rooms) in Mexico City, both of which are now operated by the Company. In the aggregate, since the beginning of 1994, Host Marriott has acquired and converted 12 full service hotels (5,000 rooms) to the Marriott brand and completed construction of two full service hotels (1,600 rooms) operated by the Company.

     The Company continues to provide Host Marriott with a $225 million secured credit facility maturing in 1998. During 1996, Host Marriott repaid the outstanding balance of $22 million under this facility and also repaid the $109 million outstanding under the first mortgage financing on the Philadelphia Convention Center Marriott Hotel. The Company sold the $35 million loan secured by the New York Marriott East Side Hotel to an institutional investor.

     CAPITAL EXPENDITURES AND OTHER INVESTMENTS. Capital expenditures in 1996, 1995 and 1994 of $326 million, $153 million and $115 million respectively, included construction of new senior living communities and Courtyard, Residence Inn and

TownePlace Suites properties. Capital expenditures of approximately $500 million planned for 1997 include construction costs for new senior living communities and lodging properties.

     The Company also will continue to make other investments to grow its businesses, including development of new timeshare resorts and loans and minority equity investments in connection with adding units to the Marriott Lodging and Senior Living Services businesses.

     The Company has made loans to unaffiliated owners of hotel and senior living properties which it operates or franchises. At January 3, 1997, loans outstanding pursuant to this program totaled $59 million and unfunded commitments aggregated $141 million. These loans are typically secured by mortgages on the projects. During 1996, $78 million of proceeds were received from sales of such loans to institutional investors.

     The annual capital required by the Company to maintain its hotels and retirement communities is modest. Most of the Company's management contracts require owners to set aside a fixed percentage of sales for renovation and refurbishment of the properties. Aggregate reinvestment outlays by owners of Company-operated properties exceeded $350 million in 1996.

     Cash From Financing Activities.

     DEBT FINANCING. The Company utilizes debt in its capital structure to lower its overall cost of capital, and has implemented policies designed to diversify financing sources and optimize the mix and maturity of its long-term indebtedness.

     In 1996, the Company received proceeds of $288 million from the issuance of zero coupon subordinated Liquid Yield Option Notes (LYONs) which will have an aggregate maturity value of $540 million in 2011. Each $1,000 LYON was issued at a discount representing a yield to maturity of 4.25 percent.

     In July, 1996, the Company entered into a new $1 billion revolving credit facility with a term of five years. As of January 3, 1997, $905 million of credit was available under the facility.

     In 1995, the Company received approximately $450 million in proceeds from three separate issuances of debt under its existing indenture agreement. In addition, shelf registrations providing for the issuance of up to $550 million of debt have been filed with the Securities and Exchange Commission.

     The Company's credit agreements require it to maintain certain financial ratios and levels of shareholders' equity. The Company is currently in compliance with all financial covenants.

     DIVIDENDS. The Company declared dividends of seven cents per share in each quarter of 1994 and 1995, and eight cents per share in each quarter of 1996.
The Company expects to reinvest most of its earnings in its businesses.

     SHARE REPURCHASES. The Company purchased 3.0 million shares of its common stock in 1996, at a cost of $158 million, and 400,000 shares in 1995, at a cost of $17 million.

     INFLATION

     The rate of inflation has been moderate in recent years and, accordingly, has not had a significant impact on the Company's businesses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial information is included on the pages indicated:

                                                                    Page
                                                                 ----------
     Report of Independent Public Accountants...................      23
     Consolidated Statement of Income...........................      24
     Consolidated Balance Sheet.................................      25
     Consolidated Statement of Cash Flows.......................      26
     Consolidated Statement of Shareholders' Equity.............      27
     Notes to Consolidated Financial Statements.................    28-42

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Marriott International, Inc.:

     We have audited the accompanying consolidated balance sheet of Marriott International, Inc. as of January 3, 1997 and December 29, 1995, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three fiscal years in the period ended January 3, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marriott International, Inc. as of January 3, 1997 and December 29, 1995, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 3, 1997, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP
-----------------------
Arthur Andersen LLP


Washington, D.C.
February 24, 1997

                         MARRIOTT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENT OF INCOME
  FISCAL YEARS ENDED JANUARY 3, 1997, DECEMBER 29, 1995 AND DECEMBER 30, 1994
                   ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                     1996        1995        1994
                                                                  ----------  ----------  ----------
                                                                  (53 weeks)  (52 weeks)  (52 weeks)
SALES
 Lodging
   Rooms........................................................  $  3,619    $  3,273    $  3,036
   Food and beverage............................................     1,361       1,289       1,210
   Other........................................................       874         765         703
                                                                  --------    --------    --------
                                                                     5,854       5,327       4,949
 Contract Services..............................................     4,318       3,634       3,466
                                                                  --------    --------    --------
                                                                    10,172       8,961       8,415
                                                                  --------    --------    --------
OPERATING COSTS AND EXPENSES
 Lodging
   Departmental direct costs
     Rooms......................................................       843         772         727
     Food and beverage..........................................     1,038         973         922
     Other operating expenses, including remittances to
      hotel owners..............................................     3,521       3,222       2,998
                                                                  --------    --------    --------
                                                                     5,402       4,967       4,647
 Contract Services..............................................     4,141       3,504       3,355
                                                                  --------    --------    --------
                                                                     9,543       8,471       8,002
                                                                  --------    --------    --------
OPERATING PROFIT
 Lodging........................................................       452         360         302
 Contract Services..............................................       177         130         111
                                                                  --------    --------    --------
   Operating profit before corporate expenses
     and interest...............................................       629         490         413
Corporate expenses..............................................       (79)        (64)        (68)
Interest expense................................................       (85)        (53)        (32)
Interest income.................................................        37          39          29
                                                                  --------    --------    --------
INCOME BEFORE INCOME TAXES......................................       502         412         342
Provision for income taxes......................................       196         165         142
                                                                  --------    --------    --------
NET INCOME......................................................  $    306    $    247    $    200
                                                                  ========    ========    ========

EARNINGS PER SHARE..............................................  $   2.24    $   1.87    $   1.51
                                                                  ========    ========    ========




                See Notes To Consolidated Financial Statements.

                         MARRIOTT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                     JANUARY 3, 1997 AND DECEMBER 29, 1995
                                ($ IN MILLIONS)

                                                             January 3,       December 29,
                                                                1997              1995
                                                           --------------   ----------------
                         ASSETS

Current assets
  Cash and equivalents.................................... $        268      $         219
  Accounts and notes receivable...........................          754                724
  Inventories, at lower of average cost or market.........          168                180
  Prepaid taxes...........................................          187                197
  Other...................................................           55                 56
                                                           ------------      -------------
                                                                  1,432              1,376
                                                           ------------      -------------
Property and equipment....................................        1,894              1,049
Intangible assets.........................................          600                402
Investments in affiliates.................................          534                560
Notes and other receivable................................          293                338
Other assets..............................................          322                293
                                                           ------------      -------------
                                                           $      5,075      $       4,018
                                                           ============      =============

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable........................................ $        891      $         801
  Accrued payroll and benefits............................          380                324
  Self-insurance..........................................           73                 80
  Other payables and accruals.............................          415                321
                                                           ------------      -------------
                                                                  1,759              1,526
                                                           ------------      -------------

Long-term debt............................................        1,010                806
Self-insurance............................................          262                250
Other long-term liabilities...............................          487                382
Convertible subordinated debt.............................          297                  -
Shareholders' equity
  Common stock, 128.6 million shares issued...............          129                129
  Additional paid-in capital..............................          653                617
  Retained earnings.......................................          628                395
  Treasury stock, at cost.................................         (150)               (87)
                                                         --------------     --------------
                                                                  1,260              1,054
                                                         --------------     --------------
                                                         $        5,075     $        4,018
                                                         ==============     ==============




                See Notes To Consolidated Financial Statements.

                         MARRIOTT INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
  FISCAL YEARS ENDED JANUARY 3, 1997, DECEMBER 29, 1995 AND DECEMBER 30, 1994
                                ($ IN MILLIONS)

                                                               1996        1995        1994
                                                             --------    --------    --------
                                                            (53 weeks)  (52 weeks)  (52 weeks)
OPERATING ACTIVITIES
 Net income................................................ $      306  $      247  $      200
 Adjustments to reconcile to cash provided by operations:
  Depreciation and amortization............................        156         129         117
  Income taxes.............................................         65          42          23
  Timeshare activity, net..................................        (95)       (192)        (44)
  Other....................................................         62          57          70
Working capital changes:
  Accounts receivable......................................        (52)        (36)        (38)
  Inventories..............................................         14          (7)          -
  Other current assets.....................................          3         (10)         (4)
  Accounts payable and accruals............................        143         139          73
                                                            ----------  ----------  ----------
Cash provided by operations................................        602         369         397
                                                            ----------  ----------  ----------

INVESTING ACTIVITIES
 Capital expenditures......................................       (326)       (153)       (115)
 Acquisitions..............................................       (331)       (254)          -
 Dispositions of property and equipment....................         65          42           -
 Loans to Host Marriott Corporation........................        (16)       (210)        (48)
 Loan repayments from Host Marriott Corporation............        141         250          30
 Other loan advances.......................................        (73)       (143)        (64)
 Other loan collections and sales..........................        155          37          15
 Other.....................................................       (164)       (126)          -
                                                            ----------  ----------  ----------
 Cash used in investing activities.........................       (549)       (557)       (182)
                                                            ----------  ----------  ----------

FINANCING ACTIVITIES
 Issuances of long-term debt...............................          -         556         255
 Repayments of long-term debt..............................       (137)       (341)       (309)
 Issuance of convertible subordinated debt.................        288           -           -
 Issuances of common stock.................................         43          40          29
 Dividends paid............................................        (40)        (35)        (35)
 Purchases of treasury stock...............................       (158)        (17)       (189)
                                                            ----------  ----------  ----------
 Cash (used in) provided by financing activities...........         (4)        203        (249)
                                                            ----------  ----------  ----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS................         49          15         (34)
CASH AND EQUIVALENTS, beginning of year....................        219         204         238
                                                            ----------  ----------  ----------
CASH AND EQUIVALENTS, end of year.......................... $      268  $      219  $      204
                                                            ==========  ==========  ==========




                See Notes To Consolidated Financial Statements.

                         MARRIOTT INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
  FISCAL YEARS ENDED JANUARY 3, 1997, DECEMBER 29, 1995 AND DECEMBER 30, 1994
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

   Common                                                           Additional                 Treasury
   shares                                               Common       paid-in       Retained   stock, at
outstanding                                             stock        capital       earnings      cost
--------------------------------------------------------------------------------------------------------------------
125.7           Balance, December 31, 1993              $  126      $     552      $     18   $       -

    -           Net income                                   -              -           200           -

  3.1           Employee stock plan issuance and other       2             55             -          22

    -           Dividends ($.28 per share)                   -              -           (35)          -

   .7           Conversion of debt                           1             16             -           -

 (7.0)          Purchases of treasury stock                  -              -             -        (190)
--------------------------------------------------------------------------------------------------------------------
122.5           Balance, December 30, 1994                 129            623           183        (168)

    -           Net income                                   -              -           247           -

  3.4           Employee stock plan issuance and other       -             (6)            -          97

    -           Dividends ($.28 per share)                   -              -           (35)          -

  (.4)          Purchases of treasury stock                  -              -             -         (16)
--------------------------------------------------------------------------------------------------------------------
125.5           Balance, December 29, 1995                 129            617           395         (87)

    -           Net income                                   -              -           306           -

  3.4           Employee stock plan issuance and other       -             36           (32)        100

    -           Dividends ($.32 per share)                   -              -           (41)          -

 (3.0)          Purchases of treasury stock                  -              -             -        (163)

--------------------------------------------------------------------------------------------------------------------
125.9           Balance, January 3, 1997                $  129      $     653      $    628   $    (150)
====================================================================================================================




                See Notes To Consolidated Financial Statements.

                         MARRIOTT INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     On October 8, 1993 (the Distribution Date), Marriott Corporation distributed to holders of its common stock (on a share-for-share basis), shares of common stock of Marriott International, Inc. (together with its consolidated subsidiaries, the Company) through a special dividend (the Distribution). On the Distribution Date, the Company became a publicly traded company that succeeded to Marriott Corporation's lodging management, franchising and vacation timesharing operations; senior living service operations; and institutional food service, facilities management and food distribution businesses. Also on the Distribution Date, Marriott Corporation changed its name to Host Marriott Corporation (together with its consolidated subsidiaries, Host Marriott).

     Marriott Corporation's historical basis in assets and liabilities has been carried over to the Company. All material intercompany transactions and balances between Marriott International, Inc., and its consolidated subsidiaries have been eliminated. Certain amounts previously presented have been reclassified to conform to the 1996 presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Accordingly, ultimate results could differ from those estimates.

Fiscal Year

     The Company's fiscal year ends on the Friday nearest to December 31 for U.S. operations and on November 30 for most non-U.S. operations. The 1996 fiscal year includes 53 weeks, while 1995 and 1994 fiscal years include 52 weeks.

Earnings Per Share

     Earnings per share is computed on a fully diluted basis using the weighted average number of common shares and common equivalent shares outstanding, plus other potentially dilutive securities, aggregating 139.2 million in 1996 and
132.3 million in 1995 and 1994. Common equivalent shares are computed using the treasury stock method utilizing the higher of average or end of year market prices. The if converted method is used for convertible subordinated debt.

Managed Hotel Operations

     The Company operates 506 hotels under long-term management agreements whereby remittances to owners, of $1,045 million, $958 million and $820 million in 1996, 1995 and 1994, respectively, are based primarily on hotel profits.

     Working capital and operating results of managed hotels operated with the Company's employees are consolidated because the operating responsibilities associated with such hotels are substantially the same as if the hotels were owned. The consolidated financial statements include the following related to managed hotels: current assets and current liabilities of $320 million at January 3, 1997, and $337 million at December 29, 1995; sales of $4,506 million in 1996, $3,993 million in 1995 and $3,763 million in 1994; and operating expenses, including remittances to owners, of $4,219 million in 1996, $3,759 million in 1995 and $3,556 million in 1994.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

International Operations

     The consolidated statement of income includes the following related to international operations: sales of $472 million in 1996, $303 million in 1995 and $295 million in 1994; and income of $53 million in 1996 and $39 million in 1995 and 1994.

Profit Sharing Plans

     The Company contributes to profit sharing and other defined contribution plans for the benefit of employees meeting certain eligibility requirements and electing participation in the plans. Company contributions are determined by the Board of Directors and profit sharing expense totaled $43 million in 1996, $34 million in 1995 and $26 million in 1994.

Self-Insurance Programs

     The Company is self-insured for certain levels of general liability, workers' compensation, employment practices and employee medical coverage. Estimated costs of these self-insurance programs are accrued at the present value of projected settlements for known and anticipated claims.

Pre-Opening Costs

     Costs of an operating nature incurred prior to opening of lodging and senior living services properties are deferred and amortized over three years.

Cash and Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents. The Company uses drafts in its cash management system. At January 3, 1997 and December 29, 1995, outstanding drafts included in accounts payable totaled $180 million and $157 million, respectively. At January 3, 1997 and December 29, 1995, cash included $133 million and $94 million, respectively, related to managed properties.

Derivative Financial Instruments

     Derivative financial instruments are used by the Company only to hedge interest rate and foreign exchange risks.

New Accounting Standards

     The Company adopted Statement of Financial Accounting Standards (FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and FAS No. 122, "Accounting for Mortgage Servicing Rights" in the first quarter of 1996, with no material effect on the Company's consolidated financial statements. The Company adopted FAS No. 123, "Accounting for Stock-Based Compensation," in the fourth quarter of 1996 by increasing disclosures about its stock compensation plans, including the fair value of options granted and stock issued under its employee stock purchase plan. FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" will be adopted during the first quarter of 1997, with no material effect on the Company's consolidated financial statements.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

RELATIONSHIP WITH HOST MARRIOTT

     The Company and Host Marriott have entered into agreements which provide, among other things, for the Company to (i) manage lodging properties owned or leased by Host Marriott (the Host Marriott Lodging Management Agreements), (ii) advance up to $225 million to Host Marriott under a line of credit which matures in 1998 (the Host Marriott Credit Agreement), and (iii) guarantee Host Marriott's performance in connection with certain loans or other obligations (the Company Guarantees). The Company has the right to purchase up to 20 percent of the voting stock of Host Marriott if certain events involving a change of control occur.

     The Host Marriott Lodging Management Agreements provide for the Company to manage Marriott hotels, Courtyard hotels and Residence Inns owned or leased by Host Marriott. Each Host Marriott Lodging Management Agreement, when entered into, reflects market terms and conditions and is substantially similar to the terms of management agreements with third-party owners regarding lodging facilities of a similar type. The Company recognized sales of $1,787 million, $1,274 million and $937 million and operating profit (before corporate expenses and interest) of $95 million, $59 million and $35 million during 1996, 1995 and 1994, respectively, from the lodging properties owned or leased by Host Marriott. Additionally, Host Marriott is a general partner in several unconsolidated partnerships that own lodging properties operated by the Company under long-term agreements. The Company recognized sales of $1,769 million, $1,878 million and $1,805 million and operating profit (before corporate expenses and interest) of $121 million, $115 million and $101 million in 1996, 1995 and 1994, respectively, from the lodging properties owned by these unconsolidated partnerships. The Company also leases land to certain of these partnerships and recognized land rent income of $22 million, $21 million and $20 million in 1996, 1995 and 1994, respectively.

     At December 29, 1995, advances of $22 million were outstanding under the Host Marriott Credit Agreement and are included in investments in affiliates. There are no outstanding balances under this agreement at January 3, 1997. Under this agreement, interest on outstanding balances up to $112.5 million accrues at the London Interbank Offered Rate (LIBOR) plus three percent, and interest on outstanding balances from $112.5 million to $225 million accrues at LIBOR plus four percent. The Host Marriott Credit Agreement restricts the ability of Host Marriott and certain of its subsidiaries to incur additional debt, impose liens or mortgages on their properties, extend new guarantees, pay dividends, repurchase common stock and make capital investments. If Host Marriott defaults under the Host Marriott Credit Agreement, the Company may foreclose on its security interest in the stock of certain of Host Marriott's subsidiaries. In December 1996, Host Marriott repaid to the Company the $109 million first mortgage loan on the Philadelphia Marriott Hotel. The Company recognized $17 million, $23 million and $24 million in 1996, 1995 and 1994, respectively, in interest and fee income under these and other credit agreements with Host Marriott.

     The Company has provided, and expects to provide in the future, financing to Host Marriott for a portion of the cost of acquiring properties to be operated or franchised by the Company. In this regard, the Company invested an aggregate of $80 million in 1995, principally in the form of mortgage loans. In 1996, the Company invested $57 million in connection with Host Marriott's acquisition of a controlling interest in two hotels (over 900 rooms) in Mexico City, Mexico, both of which are now operated by the Company. In the aggregate, since the beginning of 1994, Host Marriott has acquired and converted 12 full-service hotels (5,000 rooms) to the Marriott brand and completed construction of two full-service hotels (1,600 rooms) operated by the Company.

     Under the Company Guarantees, the Company has guaranteed Host Marriott's performance to lenders and other third parties. These guarantees are limited to $126 million applicable to guarantees by or debt obligations of Host Marriott and $67 million of guarantees of debt obligations of Host Marriott affiliates. No payments have been made by the Company pursuant to these guarantees.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (continued)

PROPERTY AND EQUIPMENT

                                                         1996         1995
                                                     ------------  -----------
                                                           (in millions)
   Land ...........................................  $       434   $     331
   Buildings and leasehold improvements ...........          860         392
   Furniture and equipment ........................          497         422
   Timeshare properties ...........................          335         217
   Construction in progress .......................          183          45
                                                     ------------  -----------
                                                           2,309       1,407
   Accumulated depreciation and amortization ......         (415)       (358)
                                                     ------------  -----------
                                                     $     1,894   $   1,049
                                                     ============  ===========

 Property and equipment is recorded at cost, including interest, rent and real estate taxes incurred during development and construction. Interest capitalized as a cost of property and equipment totaled $9 million in 1996, $8 million in 1995 and $4 million in 1994. Replacements and improvements that extend the useful life of property and equipment are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the asset life or lease term. Land with an aggregate book value of $264 million at January 3, 1997 is leased to certain partnerships affiliated with Host Marriott. Most of this land has been pledged to secure debt of these lessees. The Company has agreed to defer receipt of rentals on this land, if necessary, to permit the lessees to meet their debt service requirements.

ACQUISITIONS

Forum Group, Inc.

 During the second quarter of 1996, a wholly-owned subsidiary of the Company acquired all of the outstanding shares of common stock of Forum Group, Inc. (Forum), for total cash consideration of approximately $303 million. The acquisition has been accounted for using the purchase method of accounting. The purchase cost has been allocated to the assets acquired and liabilities assumed based on estimated fair values. The excess of the Company's investment in Forum over the fair value of Forum's net tangible assets of approximately $169 million is being amortized over 35 years.

 The Company's results of operations include Forum from the date of acquisition. Summarized below are the unaudited pro forma consolidated results of operations of the Company for 1996 and 1995, as if Forum had been acquired at the beginning of the respective fiscal years (in millions, except per share amounts).

                                                          1996         1995
                                                      ------------  -----------
   Sales ..........................................   $    10,221   $  9,150
                                                      ============  ===========
   Net income .....................................   $       304   $    243
                                                      ============  ===========
   Earnings per share .............................   $      2.22   $   1.84
                                                      ============  ===========

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (continued)


 Pro forma net income includes interest expense on borrowings to finance the Company's acquisition of Forum's common stock as well as the impact on historical interest expense of the revaluation of Forum's debt based on the Company's borrowing cost. Depreciation and amortization expense, included in pro forma net income, reflects the impact of the revaluation of property, plant and equipment to its estimated fair value and the excess of the purchase price over the net tangible assets acquired.

The Ritz-Carlton Hotel Company LLC

 On April 24, 1995, a subsidiary of the Company acquired a 49 percent beneficial ownership interest in The Ritz-Carlton Hotel Company LLC, which owns the management agreements on the Ritz-Carlton hotels and resorts, the licenses for the Ritz-Carlton trademarks and trade name as well as miscellaneous assets. The investment was acquired for a total consideration of approximately $200 million. The Company expects to acquire the remaining 51 percent over the next several years.

 The excess of the Company's investment in The Ritz-Carlton Hotel Company LLC over its share of the net tangible assets is being amortized over 25 years. The Company's income from The Ritz-Carlton Hotel Company LLC is included in lodging operating profit in the accompanying consolidated statement of income. The Company received distributions of $20 million and $6 million in 1996 and 1995, respectively, from its investment in The Ritz-Carlton Hotel Company LLC. Such amounts were based upon an annual, cumulative preferred return on invested capital.

DISPOSITIONS

 The Company periodically sells, with limited recourse, notes receivable originated by Marriott Vacation Club International in connection with the sale of timesharing intervals. Net proceeds from these transactions totaled $148 million in 1996 and $83 million in 1994. At January 3, 1997, the unpaid balance of all timeshare notes sold with limited recourse was $244 million. Additionally, during 1996, the Company sold, without recourse, $113 million of first mortgage loans on Marriott lodging and senior living properties. During 1996, the Company sold and leased back four senior living communities. The excess of the sales price over the net book value will be recognized as a reduction of rent expense over the 20-year initial lease terms.

INTANGIBLE ASSETS

                                                              1996       1995
                                                          ------------ --------
                                                                (in millions)
   Contract Services agreements ........................   $   417     $   384
   Hotel management and franchise agreements ...........       126         119
   Goodwill ............................................       357         165
   Other ...............................................         8           8
                                                          ------------ --------
                                                               908         676
   Accumulated amortization                                   (308)       (274)
                                                          ------------ --------
                                                           $   600     $   402
                                                          ============ ========

 Intangible assets are amortized on a straight-line basis over periods of 10 to 40 years. Amortization expense totaled $34 million in 1996, $29 million in 1995 and $30 million in 1994.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (continued)

INCOME TAXES

Total deferred tax assets and liabilities as of January 3, 1997 and December 29, 1995, were as follows:

                                                             1996       1995
                                                          ---------   --------
                                                              (in millions)
   Gross deferred tax assets ........................     $     461   $   408
   Valuation allowance ..............................           (12)        -
                                                          ---------   --------
   Net deferred tax assets ..........................           449       408
   Deferred tax liabilities .........................          (318)     (265)
                                                          ---------   --------
   Net deferred taxes ...............................     $     131   $   143
                                                          =========   ========

 The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities as of January 3, 1997 and December 29, 1995 follows:

                                                             1996       1995
                                                          ---------   --------
                                                              (in millions)
   Self-insurance ...................................     $     139    $  139
   Employee benefits ................................           126       124
   Deferred income ..................................            15        16
   Net operating loss carryforwards .................            12         -
   Other reserves ...................................            41        37
   Frequent stay programs ...........................            78        63
   Partnership interests ............................           (37)      (32)
   Property and equipment ...........................          (138)     (100)
   Finance leases ...................................           (25)      (18)
   Other, net .......................................           (80)      (86)
                                                          ---------   --------
   Net deferred taxes ...............................     $     131   $   143
                                                          =========   ========

 Net operating loss carryforwards of $12 million, for which a full valuation allowance has been provided, relate to Forum prior to the Company's acquisition and expire from 2004 to 2008.

 The Company utilized $19 million of alternative minimum tax credit carry-forwards during 1995.

 No provision for U.S. income taxes, or additional foreign taxes, has been made on the cumulative unremitted earnings of non-U.S. subsidiaries ($38 million as of January 3, 1997) because management considers these earnings to be permanently invested. These earnings could become subject to additional taxes if remitted as dividends, loaned to the Company or a U.S. affiliate, or if the Company sells its interests in the affiliates. It is not practicable to estimate the amount of additional taxes which might be payable on the unremitted earnings.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (continued)

The provision for income taxes consists of:

                                             1996       1995      1994
                                           --------   --------  --------
                                                     (in millions)
Current - Federal ......................   $    127   $    72   $    66
        - State ........................         25        23        29
        - Foreign ......................         19        16        15
                                           --------   --------  --------
                                                171       111       110
                                           --------   --------  --------
Deferred- Federal ......................         20        48        34
        - State ........................          4         8        (2)
        - Foreign ......................          1        (2)        -
                                           --------   --------  --------
                                                 25        54        32
                                           --------   --------  --------
                                           $    196   $   165   $   142
                                           ========   ========  ========

 The current tax provision does not reflect the benefit attributable to the exercise of employee stock options of $34 million in 1996, $22 million in 1995 and $18 million in 1994.

 A reconciliation of the U.S. statutory tax rate to the Company's effective income tax rate follows:

                                                1996       1995      1994
                                              --------   --------  --------
U.S. statutory tax rate ....................      35.0 %    35.0 %    35.0 %
State income taxes, net of U.S. tax benefit.       4.0       5.0       5.0
Corporate-owned life insurance .............      (0.5)     (1.2)        -
Tax credits ................................      (1.9)     (1.4)     (0.7)
Goodwill amortization ......................       1.0       0.6       0.8
Other, net .................................       1.4       2.0       1.4
                                              --------   --------  --------
  Effective rate ...........................      39.0 %    40.0 %    41.5 %
                                              ========   ========  ========

 Cash paid for income taxes, net of refunds, was $131 million in 1996, $123 million in 1995 and $119 million in 1994.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (continued)


LEASES

Summarized below are the Company's future obligations under leases:

                                                  Capital     Operating
                                                  Leases       Leases
                                                ----------  -------------
                                                      (in millions)
Fiscal Year

1997 ........................................   $      7    $     118
1998 ........................................          5          115
1999 ........................................          3          110
2000 ........................................          3          105
2001 ........................................          2          102
Thereafter ..................................         17        1,016
                                                ----------  -------------
Total minimum lease payments ................         37    $   1,566
                                                            =============
Less amount representing interest ...........         15
                                                ----------
Present value of minimum lease payments .....   $     22
                                                ==========

Most leases contain one or more renewal options, generally for five or 10 year periods.

Rent expense consists of:

                                                   1996       1995     1994
                                                ---------  --------- --------
                                                         (in millions)
Minimum rentals .............................   $     127  $     119 $   119
Additional rentals ..........................         133        102     131
                                                ---------  --------- --------
                                                $     260  $     221 $   250
                                                =========  ========= ========

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (continued)


LONG-TERM DEBT

Long-term debt at January 3, 1997 and December 29, 1995, consisted of the following:

                                                                1996     1995
                                                              -------- --------
                                                                (in millions)
Secured debt, average interest rate of 7.6% at
 January 3, 1997 maturing through 2020 ...................   $    286  $    84
Unsecured debt:
 Senior notes, average interest rate of 7.2% at
   January 3, 1997 maturing through 2009 .................        597      597
 Commercial paper, interest rate of 6.3% at
   January 3, 1997 .......................................         20       20
 Endowment deposits (non-interest bearing)................        107       98
 Other ...................................................          1        4
Capital lease obligations ................................         22       17
                                                              -------- --------
                                                                1,033      820
Less current portion .....................................         23       14
                                                              -------- --------
                                                              $ 1,010  $   806
                                                              ======== ========

 In July 1996, the Company entered into a one billion dollar revolving credit facility (the Facility) maturing in 2001, which replaced a former facility. The Facility provides for one-year renewal periods after 2001, unless notice of nonrenewal is given. Borrowings under the Facility generally will bear interest at LIBOR plus a spread based on the Company's public debt rating. At January 3, 1997, the Company had $905 million of available credit under the Facility. Annual fees are paid on the Facility at a rate, presently .10 percent, also based on the Company's debt rating.

 Commercial paper is classified as long-term debt based on the repayment schedule for the Facility.

 The Company's loan agreements require the maintenance of certain financial ratios and minimum shareholders' equity, and also include, among other things, limitations on additional indebtedness and the pledging of assets. At January 3, 1997, shareholders' equity exceeded the minimum requirement by $612 million.

 The 1996 consolidated statement of cash flows excludes $363 million of Forum debt (including capital leases) at the date of acquisition by the Company. Non-recourse debt assumed in 1995 of $77 million and retired in 1996 of $29 million, is not reflected in the statement of cash flows.

 Assets with a net book value of $377 million have been pledged or mortgaged to secure debt of the Company.

 Aggregate debt maturities, excluding capital lease obligations, are: 1997 - $17 million; 1998 - $73 million; 1999 - $39 million; 2000 - $56 million; 2001 - $33 million and $793 million thereafter.

 Cash paid for interest was $57 million in 1996, $32 million in 1995, and $22 million in 1994.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (continued)


CONVERTIBLE SUBORDINATED DEBT

 On March 25, 1996, the Company issued $540 million (principal amount at maturity) of zero coupon convertible subordinated debt in the form of Liquid Yield Option Notes (LYONs) due 2011. Each $1,000 LYON is convertible at any time, at the option of the holder, into 8.76 shares of the Company's common stock. The LYONs were issued at a discount representing a yield to maturity of
4.25 percent. Gross proceeds from the LYONs issuance were $288 million.

 At the option of the holder, the Company may be required to repurchase each LYON on March 25, 1999, or March 25, 2006, for $603.71 or $810.36 per LYON,
respectively. In such event, the Company may elect to purchase the LYONs for cash, common stock, or any combination thereof.

 The LYONs are redeemable by the Company at any time on or after March 25, 1999, for cash equal to the issue price plus accrued original issue discount. The LYONs are expressly subordinated to the Company's $1.1 billion of Senior Indebtedness, including guarantees, as defined in the indenture governing the LYONs.

SHAREHOLDERS' EQUITY

 Three hundred million shares of common stock, with a par value of $1 per share, are authorized. One million shares of preferred stock, without par value, are authorized, with none issued.

 On July 23, 1993, the Company's Board of Directors adopted a shareholder rights plan under which one preferred stock purchase right was distributed for each share of Company common stock issued to the Company's shareholders in the Distribution. Each right entitles the holder to buy 1/1000th of a share of a newly issued series of junior participating preferred stock of the Company at an exercise price of $150. The rights will be exercisable ten days after a person or group acquires beneficial ownership of 20 percent or more of the Company's common stock, or begins a tender or exchange offer for 30 percent or more of the Company's common stock. Shares owned by a person or group on the record date for the Distribution and held continuously thereafter are exempt for purposes of determining beneficial ownership under the rights plan. The rights are nonvoting and will expire on the tenth anniversary of the adoption of the Company's shareholder rights plan, unless exercised or previously redeemed by the Company for $.01 each. If the Company is involved in a merger or certain other business combinations not approved by the Board of Directors, each right entitles its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the right.

 During 1994 and 1995, the Board of Directors authorized the purchase of an aggregate of 14.5 million shares of the Company's common stock. As of January 3, 1997, the Company had purchased 10.5 million shares pursuant to these authorizations.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (continued)


EMPLOYEE STOCK PLANS

 Under the Company's 1996 comprehensive stock plan (Comprehensive Plan), the Company may award to participating employees (i) options to purchase the Company's common stock (Stock Option Program), (ii) deferred shares of the Company's common stock and (iii) restricted shares of the Company's common stock. In addition, the Company has an employee stock purchase plan (Stock Purchase Plan). In accordance with the provisions of Opinion No. 25 of the Accounting Principles Board, no compensation cost is recognized for the Stock Option Program or the Stock Purchase Plan.

 Deferred shares granted to officers and key employees under the Comprehensive Plan generally vest over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer receipt of shares until termination or retirement. The Company accrues compensation expense for the fair market value of the shares on the date of grant, less estimated forfeitures. During 1996, the Company awarded 392,471 deferred shares under this plan. Compensation cost recognized during 1996 was $9 million.

 Restricted shares under the Comprehensive Plan are issued to officers and key employees and distributed over a number of years in annual installments, subject to certain prescribed conditions including continued employment. The Company recognizes compensation expense for the restricted shares over the restriction period equal to the fair market value of the shares on the date of issuance. During 1996, the Company awarded 168,500 restricted shares under this plan. Compensation cost recognized during 1996 was $2 million.

 Under the Stock Purchase Plan, eligible employees may purchase common stock through payroll deductions at the lower of market value at the beginning or end of each plan year.

 Employee stock options may be granted to officers and key employees at not less than fair market value on the date of grant. Nonqualified options expire up to 15 years after the date of grant. Most options are exercisable in cumulative installments of one-fourth at the end of each of the first four years following the date of grant.

 For purposes of the following disclosures required by FAS No. 123, "Accounting for Stock-Based Compensation", the fair value of each option granted has been estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions used for grants in 1996 and 1995: annual dividends consistent with the Company's current dividend policy, which resulted in payments of $0.32 in 1996 and $0.28 in 1995; expected volatility of 25 percent in 1996 and 26 percent in 1995; risk free interest rate of 6.1 percent in 1996 and 5.9 percent in 1995; and expected life of seven years. The weighted-average fair value of each option granted during 1996 was $19. Pro forma compensation cost for 1996 and 1995 awards under the Stock Option Program and 1996 and 1995 employee purchases pursuant to the Stock Purchase Plan, recognized in accordance with FAS No. 123, would reduce the Company's net income from $306 million ($2.24 per share) to $295 million ($2.17 per share) in 1996, and from $247 million ($1.87 per share) to $243 million ($1.84 per share) in 1995. Since the pro forma compensation cost for the Stock Option Program is recognized over the four year vesting period, the foregoing pro forma reductions in the Company's net income are not representative of anticipated amounts in future years.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(Continued)


A summary of the Company's stock option plan activity during 1996 is presented below:

                                                                                         Weighted
                                                                        Number of         average
                                                                         options         exercise
                                                                      (in millions)        price
                                                                     --------------     ----------
          Outstanding at beginning of year...........................    14.4           $    23
          Granted....................................................     1.9                55
          Exercised..................................................    (2.1)               20
          Forfeited..................................................    (0.1)               40
                                                                     --------------
          Outstanding at end of year.................................    14.1                28
                                                                     ==============
          Options exercisable at end of year.........................     9.2           $    20
                                                                     ==============     ==========

  At January 3, 1997, 24.7 million shares were reserved under the Comprehensive Plan (including the 14.1 million shares related to outstanding options) and 1.3 million shares were reserved under the Stock Purchase Plan.

Stock options outstanding at January 3, 1997 were as follows:

                                             Outstanding                        Exercisable
                      ------------------------------------------------    ----------------------------
                                               Weighted
                                                average      Weighted                        Weighted
          Range of          Number of         remaining       average       Number of         average
          exercise           options            life         exercise        options         exercise
           prices         (in millions)       (in years)       price      (in millions)        price
        --------------------------------------------------------------    ----------------------------
        $   7 to 10            1.4                 9         $    7             1.4          $    7
           11 to 14            1.4                10             13             1.4              13
           15 to 22            2.0                10             17             2.0              17
           23 to 36            5.4                10             28             3.9              28
           37 to 56            3.9                15             46             0.5              37
        -----------       -----------                                     -------------
        $   7 to 56           14.1                11             28             9.2              20
        ===========       ===========         ==========     =========    =============      =========

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(Continued)


FAIR VALUE OF FINANCIAL INSTRUMENTS

  The fair values of noncurrent financial assets and liabilities and other financial instruments are shown below. The fair values of current assets and current liabilities are assumed to be equal to their reported carrying amounts.

                                                                 1996                         1995
                                                         ----------------------   -----------------------
                                                           Carrying      Fair       Carrying      Fair
                                                            amount      value        amount      value
                                                           --------     -----       --------     -----
                                                                           (in millions)
Notes and other receivable..........................        $  480    $  480        $   523     $   524
Long-term debt, convertible subordinated debt and
  other long-term liabilities.......................         1,359     1,316            817         804

  Notes and other receivable are valued based on the expected future cash flows discounted at risk adjusted rates. Valuations for long-term debt, convertible subordinated debt and other long-term liabilities are determined based on quoted market prices or expected future payments discounted at risk adjusted rates.
The fair value of commercial paper borrowings is the carrying value.

The Company has guaranteed to lenders and other third parties the performance of certain affiliates in connection with financing transactions and other obligations. These guarantees are limited, in the aggregate, to $331 million (including the Company Guarantees of $193 million) at January 3, 1997, with expected funding of zero. As of January 3, 1997, the Company's unfunded mortgage loan commitments to unaffiliated owners of lodging and senior living properties aggregated approximately $141 million. Letters of credit outstanding at January 3, 1997 totaled $153 million. The fair values of such guarantees, letters of credit and commitments are immaterial.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(Continued)


BUSINESS SEGMENTS


                                                            1996             1995              1994
                                                        -----------      -----------        ----------
                                                                         (in millions)
Identifiable assets
  Lodging............................................   $    2,414       $    2,329         $   1,595
  Contract Services..................................        2,108            1,169             1,088
  Corporate..........................................          553              520               524
                                                        -----------      -----------        ----------
                                                        $    5,075       $    4,018         $   3,207
                                                        ===========      ===========        ==========

Capital expenditures
  Lodging............................................   $      158       $       76         $      40
  Contract Services..................................          154               70                69
  Corporate..........................................           14                7                 6
                                                        -----------      -----------        ----------
                                                        $      326       $      153         $     115
                                                        ===========      ===========        ==========

Depreciation and amortization
  Lodging............................................   $       55       $       45         $      37
  Contract Services..................................           91               73                71
  Corporate..........................................           10               11                 9
                                                        -----------      -----------        ----------
                                                        $      156       $      129         $     117
                                                        ===========      ===========        ==========

  The Company is a diversified hospitality company with operations in two business segments: Lodging, which operates and franchises lodging properties under five brand names, owns a 49 percent interest in The Ritz-Carlton Hotel Company LLC, and operates vacation timesharing resorts; and Contract Services, consisting of food service and facilities management for clients in business, education and health care; development, ownership and operation of senior living communities; and wholesale food distribution.

  The results of operations of the Company's business segments are reported in the consolidated statement of income. Segment operating expenses include selling, general and administrative expenses directly related to the operations of the businesses, aggregating $534 million in 1996, $457 million in 1995 and $419 million in 1994.

SUBSEQUENT EVENTS

  On February 17, 1997, the Company entered into a definitive agreement to acquire Renaissance Hotel Group N.V. (Renaissance), a premier operator and franchisor of 150 hotels in 38 countries. The total acquisition cost is estimated to be $1 billion. Holders of more than 54 percent of the voting stock of Renaissance have agreed to the terms of the acquisition. Completion of the acquisition, which is expected to occur by the second quarter of 1997, is contingent on customary conditions, including the successful cash tender offer and expiration or termination of the Hart-Scott-Rodino Act waiting period requirements. The Company can finance the acquisition with credit available under its revolving credit facility together with a $400 million bank facility committed on February 21, 1997.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(Continued)


QUARTERLY FINANCIAL DATA - UNAUDITED
($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                        1996/(1)/
                                                               -------------------------------------------------------
                                                                  First      Second      Third     Fourth     Fiscal
                                                                 Quarter     Quarter    Quarter    Quarter     Year
                                                               ---------   ---------  ---------  ---------  ----------
Sales.......................................................   $   2,163   $   2,352  $   2,210  $   3,447  $   10,172
Operating profit before corporate expenses and
 interest...................................................         123         153        128        225         629
Net income..................................................          63          75         58        110         306
Fully diluted earnings per share/(2)/.......................         .47         .55        .43        .80        2.24

--------------------------------------------------------------------------------

                                                                                        1995/(1)/
                                                               -------------------------------------------------------
                                                                  First      Second      Third     Fourth     Fiscal
                                                                 Quarter     Quarter    Quarter    Quarter     Year
                                                               ---------   ---------  ---------  ---------  ----------
Sales.......................................................   $   2,013   $   2,112  $   1,926  $   2,910  $    8,961
Operating profit before corporate expenses and
 interest...................................................         102         118         94        176         490
Net income..................................................          52          59         46         90         247
Fully diluted earnings per share/(2)/.......................         .40         .45        .35        .68        1.87

--------------------------------------------------------------------------------
/(1)/ The quarters consist of 12 weeks, except the fourth quarter, which includes 17 weeks in 1996 and 16 weeks in 1995.

/(2)/ The sum of the earnings per share for the four quarters differs from the annual earnings per share due to the required method of computing the weighted average number of shares in interim periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                         MARRIOTT INTERNATIONAL, INC.



                                   PART III
ITEMS 10, 11, 12 AND 13.

  As described below, certain information appearing in the Company's Proxy Statement to be furnished to shareholders in connection with the 1997 Annual Meeting, is incorporated by reference in this Form 10-K Annual Report.

ITEM 10. This information is incorporated by reference to the "Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement to be furnished to shareholders in connection with the 1997 Annual Meeting. Information regarding executive officers is included below.

ITEM 11. This information is incorporated by reference to the "Executive Compensation" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 1997 Annual Meeting.

ITEM 12. This information is incorporated by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 1997 Annual Meeting.

ITEM 13. This information is incorporated by reference to the "Certain Transactions" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 1997 Annual Meeting.

EXECUTIVE OFFICERS

  The 13 persons identified below are the executive officers of the Company.

     Name and Title                           Age             Business Experience with the Company
-------------------------------------        -----       ----------------------------------------------------
J.W. Marriott, Jr.                             64          J.W. Marriott, Jr. joined Marriott Corporation in
Chairman of the Board, Chief                               1956 and has been a member of the Board of
Executive Officer, President and                           Directors of Marriott Corporation/Host Marriott
Director                                                   since 1964. He became President of Marriott
                                                           Corporation in 1964, Chief Executive Officer of
                                                           Marriott Corporation in 1972, and Chairman of the
                                                           Board of Directors of Marriott Corporation in
                                                           1985. Mr. Marriott remains a director of Host
                                                           Marriott and is a director of Host Marriott
                                                           Services Corporation. In October 1993, effective
                                                           as of the Distribution Date, he was appointed to
                                                           his current position. Effective March 31, 1997,
                                                           Mr. Marriott will resign as President but will
                                                           continue to serve as Chairman and Chief Executive
                                                           Officer of the Company.

Todd Clist                                     55          Todd Clist joined Marriott Corporation in 1968.
Vice President;                                            Mr. Clist served as general manager of several
Executive Vice President -                                 hotels before being named Regional Vice President,
Marriott Lodging                                           Midwest Region for Marriott Hotels, Resorts &
                                                           Suites in 1980. Mr. Clist became Executive Vice
                                                           President of Marketing for Marriott Hotels, Resorts &
                                                           Suites in 1985, and Senior Vice President, Lodging
                                                           Products and Markets in 1989. Mr. Clist was named
                                                           Executive Vice President and General Manager for
                                                           Fairfield Inn in 1990, for both Fairfield Inn and
                                                           Courtyard in 1991, and for Fairfield Inn, Courtyard
                                                           and Residence Inn in 1993. In January 1994,
                                                           Mr. Clist was appointed to his current position.

Clifford J. Ehrlich                            58          Clifford J. Ehrlich joined Marriott Corporation in
Senior Vice President - Human                              1973 and was Marriott Corporation's chief human
Resources                                                  resources executive from April 1978 until the
                                                           Distribution Date. In 1980, he was elected Senior Vice
                                                           President - Human Resources of Marriott
                                                           Corporation. In October 1993, effective as of the
                                                           Distribution Date, he was appointed to his current
                                                           position. Effective March 31, 1997, Mr. Ehrlich
                                                           will retire from the Company.

     Name and Title                           Age             Business Experience with the Company
-------------------------------------        -----       ----------------------------------------------------
Edwin D. Fuller                                51          Edwin D. Fuller joined Marriott Corporation in 1972
Vice President;                                            and held several sales positions before being
Executive Vice President and                               appointed Vice President - Marketing in 1979.  After
Managing Director -                                        serving as general manager at several Marriott hotels,
Marriott Lodging International                             Mr. Fuller became a Regional Vice President in 1985
                                                           and was promoted to Senior Vice President and
                                                           Managing Director of Marriott Lodging International
                                                           in 1990.  In January 1994, Mr. Fuller was appointed
                                                           to his current position.

Paul E. Johnson, Jr.                           51          Paul E. Johnson, Jr. joined Marriott Corporation in
Vice President;                                            1983 in Corporate Financial Planning & Analysis.  In
President - Marriott                                       1987, he was promoted to Group Vice President of
Senior Living Services                                     Finance and Development for the Marriott Service
                                                           Group and later assumed responsibility for real estate
                                                           development for Marriott Senior Living Services.
                                                           During 1989, he served as Vice President and
                                                           General Manager of Marriott's Travel Plazas
                                                           division.  Mr. Johnson subsequently served as Vice
                                                           President and General Manager of Marriott Family
                                                           Restaurants from December 1989 through 1991.  In
                                                           October 1991, he was appointed as Executive Vice
                                                           President and General Manager of Marriott Senior
                                                           Living Services, and in June 1996 he was appointed
                                                           to his current position.

Charles D. O'Dell                              45          Charles D. O'Dell joined Marriott Corporation in
Vice President;                                            1979 and became a Regional Manager in Marriott
President - Marriott                                       Corporation's Roy Rogers Division in 1981.
Management Services                                        Mr. O'Dell held several management positions in that
                                                           Division until 1985, when he was named Division
                                                           Vice President - Education in the Food and Services
                                                           Management Division.  In 1986, Mr. O'Dell became
                                                           Senior Vice President of Business Food and Auxiliary
                                                           Services, and in November 1990 he was appointed to his
                                                           current position.


          Name and Title                       Age              Business Experience with the Company
------------------------------------         --------       ----------------------------------------------
Robert T. Pras                                 55           Robert T. Pras joined Marriott Corporation in 1979
Vice President;                                             as Executive Vice President of Fairfield Farm
President - Marriott                                        Kitchens, the predecessor of Marriott Distribution
Distribution Services                                       Services.  In 1981, Mr. Pras became Executive Vice
                                                            President of Procurement and Distribution.  In May
                                                            1986, Mr. Pras was appointed to the additional
                                                            position of General Manager of Marriott Corporation's
                                                            Continuing Care Retirement Communities.  He was
                                                            named Executive Vice President and General Manager of
                                                            Marriott Distribution Services in 1990.  Mr. Pras
                                                            was appointed to his current position in January 1997.


Joseph  Ryan                                   55           Joseph Ryan joined the Company in December 1994
Executive Vice President and General                        as Executive Vice President and General Counsel.
Counsel                                                     Prior to that time, he was a partner in the law firm
                                                            of O'Melveny & Myers, serving as the Managing
                                                            Partner from 1993 until his departure. He joined
                                                            O'Melveny & Myers in 1967 and was admitted as a
                                                            partner in 1976.


William J. Shaw                                51           Effective March 31, 1997, William J. Shaw will
Executive Vice President and                                become President and Chief Operating Officer of the
President - Marriott Service Group                          Company.  Mr. Shaw joined Marriott Corporation in
                                                            1974, was elected Corporate Controller in 1979 and
                                                            a Vice President in 1982. In 1985, he assumed
                                                            responsibility for Marriott Corporation's tax
                                                            department and risk management department and was
                                                            elected Senior Vice President-Finance. In 1986,
                                                            Mr. Shaw was elected Senior Vice President-Finance
                                                            and Treasurer of Marriott Corporation. He was
                                                            elected Executive Vice President of Marriott
                                                            Corporation and promoted to Chief Financial
                                                            Officer in April 1988. In February 1992, he was
                                                            elected President of the Marriott Service Group,
                                                            which now comprises the Company's Contract
                                                            Services Group. In October 1993, effective as of
                                                            the Distribution Date, he was appointed to his
                                                            current position. Mr. Shaw is also Chairman of the
                                                            Board of Host Marriott Services Corporation.


          Name and Title                       Age              Business Experience with the Company
------------------------------------         --------       ----------------------------------------------
Michael A. Stein                                47          Michael A. Stein joined Marriott Corporation
Executive Vice President and Chief                          in 1989 as Vice President,  Finance and
Financial Officer                                           Chief Accounting Officer. In 1990, he assumed
                                                            responsibility for Marriott Corporation's
                                                            financial planning and analysis functions. In
                                                            1991, he was elected Senior Vice President,
                                                            Finance and Corporate Controller of Marriott
                                                            Corporation and also assumed responsibility for
                                                            Marriott Corporation's internal audit function.
                                                            In October 1993, effective as of the Distribution
                                                            Date, he was appointed Executive Vice President
                                                            and Chief Financial Officer of the Company. Prior
                                                            to joining Marriott Corporation, Mr. Stein spent
                                                            18 years with Arthur Andersen LLP (formerly Arthur
                                                            Andersen & Co.) where, since 1982, he was a
                                                            partner.

James M. Sullivan                               53          James M. Sullivan joined Marriott Corporation
Vice President;                                             in 1980, departed in 1983 to acquire, manage, expand
Executive Vice President -                                  and subsequently sell a successful restaurant chain,
Lodging Development                                         and returned to Marriott Corporation in 1986 as Vice
                                                            President of Mergers and Acquisitions. Mr. Sullivan
                                                            became Senior Vice President, Finance - Lodging in
                                                            1989, Senior Vice President - Lodging Development
                                                            in 1990 and was appointed to his current position in
                                                            December 1995.

William R. Tiefel                               62          William R. Tiefel joined Marriott Corporation in 1961
Executive Vice President and                                and was named President of Marriott Hotels, Resorts
President - Marriott Lodging Group                          and Suites in 1988. He had previously  served as
                                                            resident manager and general manager at several Marriott
                                                            hotels prior to being appointed Regional Vice President
                                                            and later Executive Vice President of Marriott Hotels,
                                                            Resorts and Suites and Marriott Ownership Resorts.
                                                            Mr. Tiefel was elected Executive Vice President of
                                                            Marriott Corporation in November 1989. In March 1992,
                                                            he was elected President - Marriott Lodging Group and
                                                            assumed responsibility for all of the Company's lodging
                                                            brands.  In October 1993, effective as of the Distribution
                                                            Date, he was appointed to his current position.

          Name and Title                       Age              Business Experience with the Company
------------------------------------         --------       ----------------------------------------------
Stephen P. Weisz                             46             Stephen P. Weisz joined Marriott Corporation in 1972 and was named
                                                            Regional Vice President of the Mid-Atlantic Region in 1991. Mr. Weisz
                                                            had previously served as Senior Vice President of Rooms Operations before being appointed as Vice President of the Revenue Management
                                                            Group. Mr. Weisz became Senior Vice President of Sales and Marketing for
                                                            Marriott Hotels, Resorts and Suites in August 1992 and Executive Vice
                                                            President - Lodging Brands in August 1994. In December 1996, Mr. Weisz
                                                            was appointed President - Marriott Vacation Club International.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

         (1)  FINANCIAL STATEMENTS

              The response to this portion of Item 14 is submitted under Item 8 of this Report on Form 10-K.


         (2) FINANCIAL STATEMENT SCHEDULES

             All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         (3) EXHIBITS

             Any shareholder who desires a copy of the following Exhibits may obtain a copy upon request from the Company at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to the Secretary, Marriott International, Inc., Marriott Drive, Department 52/862, Washington, D.C. 20058.

                                                                      Incorporation by Reference
                                                                      (where a report or registration statement is indicated below, that document has been previously filed by the Company and the
Exhibit No.    Description                                            applicable exhibit is incorporated by reference thereto)
------------------------------------------------------------------------------------------------------------------------------------
3.1            Restated Certificate of Incorporation.                 Exhibit No. 3.1 to Form 8-K dated October 25, 1993.

3.2            Restated Bylaws.                                       Exhibit No. 3.2 to Form 10-K for the fiscal year ended
                                                                      December 29, 1995

4.1            Certificate of Designation, Preferences                Exhibit No. 4.1 to Form 8-K dated October 25, 1993.
               and Rights of Series A Junior Participating
               Preferred Stock.

4.2            Rights Agreement with The Bank of New York,            Exhibit No. 4.2 to Form 8-K dated October 25, 1993.
               as Rights Agent.

4.3            Indenture with Chemical Bank, as Trustee, as           (a) Exhibit Nos. 4(i) and 4(ii) to Form 8-K dated December 9,
               supplemented.                                          1993 (original Indenture and First Supplemental Indenture);
                                                                      (b) Exhibit No. 4(ii) to Form 8-K dated April 19, 1995
                                                                      (Second Supplemental Indenture); (c) Exhibit No. 4.2 to
                                                                      Form  8-K dated June 7, 1995 (Third Supplemental Indenture);
                                                                      and (d) Exhibit No. 4.2 to Form 8-K dated December 11, 1995
                                                                      (Fourth Supplemental Indenture).

4.4            Indenture with The Bank of New York, as Trustee,       (a) Exhibit No. 4.1 to Form 8-K dated March 25, 1996; (b)
               relating to Liquid Yield Option Notes.                 Exhibit No. 4.2 to Form 8-K dated March 25, 1996 (First
                                                                      Supplemental Indenture).


                                                                      Incorporation by Reference
                                                                      (where a report or registration statement is indicated below, that document has been previously filed by the Company and the
Exhibit No.    Description                                            applicable exhibit is incorporated by reference thereto)
------------------------------------------------------------------------------------------------------------------------------------
10.1           $1 billion Credit Agreement with Citibank, N.A.,       Exhibit No. 10 to Form 10-Q for the fiscal quarter ended June
               as Administrative Agent, and certain banks, as         14, 1996.
               Banks.

10.2           Distribution Agreement with Host Marriott, as          (a) Exhibit No. 10.3 to Form 8-K dated October 25, 1993; and
               amended.                                               (b) Exhibit No. 10.2 to Form 10-K for the fiscal year ended
                                                                      December 29, 1995 (First Amendment).

10.3           Tax Sharing Agreement with Host Marriott.              Exhibit No. 10.4 to Form 8-K dated October 25, 1993.

10.4           Revolving Credit Line and Guarantee Reimbursement      (a) Exhibit No. 10.2 to Form 10-Q for the fiscal quarter
               Agreement [the Host Marriott Credit Agreement]         ended June 16, 1995 and (b) Exhibit No. 10.5 to Form
               with Host Marriott and certain of its                  10-K for the fiscal year ended December 29, 1995
               subsidiaries, as amended.                              (Amendment No. 1).

10.5           Non Competition Agreement with Host Marriott and       (a) Exhibit No. 10.7 to Form 8-K dated October 25, 1993; (b)
               Host Marriott Services Corporation, as amended.        Exhibit No. 10.4 to Form 10-K for the fiscal year ended
                                                                      December 29, 1995 (Amendment No. 1).

10.6           Employee Benefits and Other Employment Matters         Exhibit No. 10.6 to Form 8-K dated October 25, 1993.
               Allocation Agreement with Host Marriott.

10.7           1993 Comprehensive Stock Incentive Plan, as            Exhibit No. 10.7 to Form 10-K for the fiscal year ended
               amended.                                               December 30, 1994.

10.8           1996 Comprehensive Stock Incentive Plan.               Appendix A to Proxy Statement for the Annual Meeting of
                                                                      Shareholders held on May 10, 1996.

10.9           1994 Executive Officer Incentive Plan.                 Exhibit No. 10.1 to Form 10-Q for the fiscal quarter ended
                                                                      March 25, 1994.

10.10          1995 Non-Employee Directors' Deferred Stock            Appendix A to Proxy Statement for the Annual Meeting of
               Compensation Plan.                                     Shareholders held on May 12, 1995.

10.11          Agreement and Plan of Merger by and among Marriott     Exhibit No. (c)(1) to Schedule 14d-1 dated February 23, 1996.
               International, Inc., FGI Acquisition Corp. and
               Forum Group, Inc.

10.12          Acquisition Agreement, dated as of February 17,        Exhibit No. 10.1 to Form 8-K dated February 19, 1997.
               1997, by and between Marriott International, Inc.
               and Renaissance Hotel Group N.V.

10.13          Shareholder Agreement, dated as of February 17,        Exhibit No. 10.2 to Form 8-K dated February 19, 1997.
               1997, by and between Marriott International, Inc.
               and Diamant Hotel Investments N.V.

10.14          $400 million Credit Agreement, dated as of             Exhibit No. (b) (2) to Schedule 14d-1 filed on February 24,
               February 21, 1997, by and among Marriott               1997.
               International, Inc., Citibank, N.A., as
               Administration Agent, and certain banks,
               as Banks.

                                                                      Incorporation by Reference
                                                                      (where a report or registration statement is indicated below, that document has been previously filed by the Company and the
Exhibit No.    Description                                            applicable exhibit is incorporated by reference thereto)
------------------------------------------------------------------------------------------------------------------------------------
11             Computation of Earnings per Share.                     Filed herewith.

12             Computation of Ratio of Earnings to Fixed              Filed herewith.
               Charges.

21             Subsidiaries of the Company.                           Filed herewith.

23             Consent of Arthur Andersen LLP.                        Filed herewith.

99             Forward-Looking Statements.                            Filed herewith.

(b)  REPORTS ON FORM 8-K

     On December 16, 1996, the registrant filed a report describing beneficial ownership of LYONs in connection with a registered secondary offering thereof.

                                  SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of March, 1997.

 MARRIOTT INTERNATIONAL, INC.


 By  /s/ J.W. Marriott, Jr.
     -------------------------------------------
             J.W. Marriott, Jr.
          Chairman of the Board, Chief Executive Officer, President and Director

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Company in their capacities and on the date indicated above.


PRINCIPAL EXECUTIVE OFFICER:

 /s/ J.W. Marriott, Jr.
 --------------------------------------
     J.W. Marriott, Jr.                      Chairman of the Board, Chief
                                             Executive Officer, President
                                             and Director

PRINCIPAL FINANCIAL OFFICER:

 /s/ Michael A. Stein
---------------------------------------
     Michael A. Stein                        Executive Vice President and
                                             Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

 /s/ Stephen E. Riffee
---------------------------------------
     Stephen E. Riffee                       Vice President, Finance and
                                             Chief Accounting Officer


DIRECTORS:

 /s/ Gilbert M. Grosvenor                     /s/ W. Mitt Romney
---------------------------------------      -----------------------------------
     Gilbert M. Grosvenor, Director                  W. Mitt Romney, Director

 /s/ Richard E. Marriott                      /s/ Roger W. Sant
---------------------------------------      -----------------------------------
     Richard E. Marriott, Director                   Roger W. Sant, Director

 /s/ Floretta Dukes McKenzie                  /s/ Lawrence M. Small
---------------------------------------      -----------------------------------
     Floretta Dukes McKenzie, Director               Lawrence M. Small, Director

 /s/ Harry J. Pearce
---------------------------------------
     Harry J. Pearce, Director