Form 10-Q
period 1997-03-28
MARRIOTT INTERNATIONAL INC
filed 1997-05-09
CIK 905036

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 28, 1997                 Commission File No. 1-12188




                          MARRIOTT INTERNATIONAL, INC.
  Delaware                                                     52-0936594
--------------                                           -----------------------
(State of                                                (I.R.S. Employer
Incorporation)                                            Identification Number)



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


                              Yes [X]   No [ ]
    Class                                                   Shares outstanding
-------------------                                         at  April 25, 1997
Common Stock $1.00                                          ------------------
par value per share                                            126,611,805

                          MARRIOTT INTERNATIONAL, INC.

                                     INDEX




                                                                       Page No.
                                                                       --------

           Forward-Looking Statements                                      3

PART I.    Financial Information (Unaudited):

             Condensed Consolidated Statement of Income--
               Twelve Weeks Ended March 28, 1997 and March 22, 1996        4

             Condensed Consolidated Balance Sheet--
               March 28, 1997 and January 3, 1997                          5

             Condensed Consolidated Statement of Cash Flows--
               Twelve Weeks Ended March 28, 1997 and March 22, 1996        6

             Notes to Condensed Consolidated Financial Statements         7-9

             Management's Discussion and Analysis of Results of
               Operations and Financial Condition                        10-13


PART II.   Other Information and Signature:

             Legal Proceedings                                            14

             Changes in Securities                                        14

             Defaults Upon Senior Securities                              14

             Submission of Matters to a Vote of Security Holders          14

             Other Events                                                 14

             Exhibits and Reports on Form 8-K                             14

             Signature                                                    15

                          FORWARD-LOOKING STATEMENTS

When used throughout this report, the words "believes," "anticipates," "expects," "intends" and similar expressions, identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of the Company's business segments; the balance between supply of and demand for hotel rooms, timeshare units and senior living accommodations; the Company's continued ability to obtain new operating contracts and franchise agreements; the Company's ability to develop and maintain positive relations with current and potential hotel and retirement community owners and contract services clients; the effect of international, national and regional economic conditions; the availability of capital to fund investments; the Company's ability to achieve synergies and performance improvements subsequent to closing on acquisitions; and other risks described from time to time in the Company's filings with the Securities and Exchange Commission, including those set forth on Exhibit 99 filed herewith. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect current or future events or circumstances.

                        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                          MARRIOTT INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   ($ in millions, except per share amounts)
                                  (Unaudited)

                                                Twelve weeks ended
                                          -----------------------------
                                          March 28,           March 22,
                                            1997                1996
                                          ---------           ---------
SALES
  Lodging
    Rooms.............................       $  898            $    781
    Food and beverage.................          321                 303
    Other.............................          231                 189
                                          ---------           ---------
                                              1,450               1,273
  Contract Services...................        1,154                 890
                                          ---------           ---------
                                              2,604               2,163
                                          ---------           ---------
OPERATING COSTS AND EXPENSES
  Lodging
    Departmental direct costs
      Rooms...........................          197                 184
      Food and beverage...............          239                 231
    Other operating expenses..........          893                 764
                                          ---------           ---------
                                              1,329               1,179
  Contract Services...................        1,113                 861
                                          ---------           ---------
                                              2,442               2,040
                                          ---------           ---------
OPERATING PROFIT
  Lodging.............................          121                  94
  Contract Services...................           41                  29
                                          ---------           ---------
    Operating profit before corporate
      expenses and interest...........          162                 123
Corporate expenses....................          (21)                (15)
Interest expense......................          (19)                (14)
Interest income.......................            5                   9
                                          ---------           ---------
INCOME BEFORE INCOME TAXES............          127                 103
Provision for income taxes............           50                  40
                                          ---------           ---------
NET INCOME............................     $     77            $     63
                                          =========           =========
EARNINGS PER SHARE....................     $    .57            $    .47
                                          =========           =========

DIVIDENDS DECLARED PER SHARE..........     $    .08            $    .08
                                          =========           =========

           See notes to condensed consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                ($ in millions)
                                  (Unaudited)

                                              March 28,           January 3,
                                                1997                 1997
                                              ---------           ----------


             ASSETS

Current Assets
  Cash and equivalents..................       $  1,051             $    268
  Accounts and notes receivable.........            856                  754
  Other.................................            417                  410
                                               --------             --------
                                                  2,324                1,432
                                               --------             --------

Property and equipment..................          2,009                1,894
Intangible assets.......................            592                  600
Investments in affiliates...............            534                  534
Notes and other receivable..............            298                  293
Other assets............................            289                  322
                                               --------             --------
                                               $  6,046             $  5,075
                                               ========             ========

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable......................       $    948             $    891
  Other current liabilities.............            841                  868
                                               --------             --------
                                                  1,789                1,759
                                               --------             --------


Long-term debt..........................          1,850                1,010
Other long-term liabilities.............            785                  749
Convertible subordinated debt...........            300                  297
Shareholders' equity
  Common stock, 128.6 million shares
   issued...............................            129                  129
  Additional paid-in capital............            651                  653
  Retained earnings.....................            659                  628
  Treasury stock, at cost...............           (117)                (150)
                                               --------             --------
                                                  1,322                1,260
                                               --------             --------
                                               $  6,046             $  5,075
                                               ========             ========


           See notes to condensed consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in millions)
                                  (Unaudited)



                                                Twelve weeks ended
                                          -----------------------------
                                            March 28,         March 22,
                                              1997              1996
                                          ------------       ----------
OPERATING ACTIVITIES
 Net income.............................     $     77         $    63
 Adjustments to reconcile to cash
  provided by operations:
   Depreciation and amortization........           38              31
   Income taxes and other...............           69              58
   Timeshare activity, net..............           (7)              9
   Working capital changes..............          (44)             (8)
                                             --------         -------
 Cash provided by operations............          133             153
                                             --------         -------

INVESTING ACTIVITIES
 Capital expenditures...................         (119)            (44)
 Loan advances..........................          (18)            (46)
 Loan collections and sales.............           19              31
 Other..................................          (41)            (46)
                                             --------         -------
 Cash used in investing activities......         (159)           (105)
                                             --------         -------

FINANCING ACTIVITIES
 Issuances of long-term debt............          883              51
 Repayments of long-term debt...........           (5)             (3)
 Issuances of common stock..............            8              16
 Dividends paid.........................          (10)             (9)
 Purchases of treasury stock............          (67)              -
                                             --------         -------
 Cash provided by financing activities..          809              55
                                             --------         -------


INCREASE IN CASH AND EQUIVALENTS........     $    783         $   103
CASH AND EQUIVALENTS, beginning of
 period.................................          268             219
                                             --------         -------
CASH AND EQUIVALENTS, end of period.....     $  1,051         $   322
                                             ========         =======





           See notes  to condensed consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. Basis of Presentation
   ---------------------

   The accompanying condensed consolidated financial statements of Marriott International, Inc. and its subsidiaries (the Company) have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1997. Capitalized terms not otherwise defined herein have the meanings specified in the Annual Report.

   In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 28, 1997 and January 3, 1997, and the results of operations and cash flows for the twelve weeks ended March 28, 1997 and March 22, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations. All material intercompany transactions and balances between Marriott International, Inc. and its consolidated subsidiaries have been eliminated.

   Certain amounts previously presented have been reclassified to conform to the 1997 presentation.

2. Earnings Per Share
   ------------------

   Earnings per share is computed on a fully diluted basis using the weighted average number of common shares and common equivalent shares outstanding plus other potentially dilutive securities which, in the aggregate, totaled 138.1 million and 134.8 million for the twelve weeks ended March 28, 1997 and March 22, 1996, respectively. Common equivalent shares are computed using the treasury stock method based on the higher of average or end of period market prices. The if converted method is used for convertible subordinated debt.

3. Acquisitions and Dispositions
   ------------------------------

   Renaissance Hotel Group N.V. On March 29, 1997, the Company acquired substantially all of the outstanding common stock of Renaissance Hotel Group N.V. (RHG), a premier operator and franchisor of 150 hotels in 38 countries. The total acquisition cost was approximately $1 billion. The Company funded the stock purchase with proceeds from commercial paper borrowings, supported by the Company's long-term revolving credit facility.

                          MARRIOTT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


   Property Sales. On April 3, 1997, the Company agreed to sell and leaseback, under long-term, limited-recourse leases, 14 limited service hotels for approximately $149 million in cash, approximately $15 million of which will be received upon expiration of the leases. On April 11, 1997, the Company sold five senior living communities for cash consideration of approximately $79 million. The Company will continue to operate the communities under long-term management agreements.

   Forum Group, Inc. On March 25, 1996, a wholly-owned subsidiary of the Company acquired all of the outstanding shares of common stock of Forum Group, Inc. (Forum), for total cash consideration of approximately $303 million. The Company's results of operations include Forum from the acquisition date. Unaudited pro forma consolidated results of operations of the Company for the twelve weeks ended March 22, 1996, as if Forum had been acquired at December 29, 1995 would have resulted in sales of $2,212 million, net income of $60 million, and earnings per share of $.45.

   On March 18, 1997, the Company executed a letter of intent to sell, to Host Marriott, 29 retirement communities acquired as part of the Forum acquisition for approximately $540 million, including approximately $63 million to be received as expansions at certain communities are completed. The $477 million to be received at closing, is comprised of $204 million in cash, $185 million of outstanding debt, $50 million of notes receivable due 12 months from closing, and $38 million of notes receivable due January 1, 2001. The notes receivable from Host Marriott will bear interest at nine percent. Under the terms of the letter of intent, Host Marriott will purchase all of the common stock of Forum which, at the time of purchase, will include the 29 communities, certain working capital and associated debt. The Company will continue to operate these communities under long-term agreements. Completion of the acquisition, which is expected to occur near the end of the second quarter of 1997, is contingent on customary conditions, including due diligence, documentation, approval by the Boards of Directors of the Company and Host Marriott and the expiration or termination of the Hart-Scott-Rodino Act waiting period requirements.

                          MARRIOTT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


4. Commitments
   -----------
   The Company issues guarantees to lenders and other third parties in connection with financing transactions and other obligations of certain affiliates. These guarantees are limited, in the aggregate, to $185 million at March 28, 1997, including $115 million applicable to guarantees by or debt obligations of Host Marriott or partnerships in which Host Marriott is the general partner. As of March 28, 1997, the Company had extended approximately $425 million of loan commitments to owners of lodging and senior living properties, including a $225 million line of credit to Host Marriott, under which no advances were outstanding. Letters of credit outstanding on the Company's behalf at March 28, 1997 totaled $140 million, the majority of which related to the Company's self-insurance program. At March 28, 1997, the Company had a repurchase obligation of $70 million related to notes receivable from timeshare interval purchasers that have been sold with limited recourse.

5. New Accounting Standards
   ------------------------
   During the first quarter of 1997, the Company adopted FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with no material effect on the Company's consolidated financial statements. The Company will adopt FAS No. 128, "Earnings per Share" and FAS No. 129 "Disclosure of Information about Capital Structure" in the fourth quarter of 1997 with no material effect on the Company's consolidated financial statements.

   Item 2. Management's Discussion and Analysis of Results of Operations and
   -------------------------------------------------------------------------
   Financial Condition
   -------------------

RESULTS OF OPERATIONS/(1)/

The Company reported net income of $77 million for the first quarter, on sales of $2,604 million. This represents a 22 percent increase in net income and 20 percent increase in sales over the first quarter of 1996. Earnings per share of 57 cents for the quarter increased 21 percent over the corresponding 1996 quarter.

LODGING operating profits were up 29 percent, on a sales increase of 14 percent. The revenue increase resulted from REVPAR growth across all brands averaging eight percent, the addition of 206 hotels since the beginning of 1996 together with better weather and fewer holidays in the first quarter of 1997. This revenue growth resulted in the Company earning higher base management and franchise fees. House profit increases combined with the revenue growth to generate higher incentive management fees. A substantial increase in timeshare sales from the first quarter of 1996 also added to lodging's revenue and profit growth.

A net total of 33 hotels (3,692 rooms) were added during the first quarter of 1997, increasing the Company's total hotels to 1,185 (230,326 rooms). Units by brand are as follows:


                                              Hotels at March 28, 1997
                                      ------------------------------------------
                Brand                  Company-operated          Franchised
------------------------------------  ------------------      ------------------
                                       Units     Rooms         Units     Rooms
                                      -------   --------      -------   --------
Marriott Hotels, Resorts and Suites.      198     85,409          118     35,491
Ritz-Carlton........................       33     10,853           -         -
Courtyard...........................      200     29,370          105     12,999
Residence Inn.......................      108     14,195          123     13,275
Fairfield Inn and Suites............       51      7,133          248     21,506
TownePlace Suites...................        1         95           -         -
                                        -----    -------        -----     ------
Total...............................      591    147,055          594     83,271
                                        =====    =======        =====     ======


______________________

/(1)/First quarter 1996 statistics for REVPAR, occupancy and average room rates have been adjusted to make them comparable to the 1997 statistics. Due to the variations in the Company's fiscal year, which ends on the Friday closest to December 31, the last week of calendar 1995 fell into the first quarter of 1996, but the last week of calendar 1996 fell into the last quarter of 1996. The adjusted first quarter 1996 statistics are based on the same calendar days as the 1997 statistics. Properties used for comparable statistics are based on U.S. properties operated by Marriott for the entire quarter in both 1996 and 1997.

Excluding the RHG acquisition, the Company expects to operate or franchise over 1,300 hotels by the end of 1997. As discussed in note 3 to the consolidated financial statements, the Company acquired substantially all of the outstanding common stock of RHG on March 29, 1997. The Company estimates that the acquisition will increase its Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA) by $75 million to $85 million in the first 12 months. Earnings for the 1997 fiscal year are expected to be reduced by approximately $.10 to $.14 per share, primarily due to goodwill amortization.

Sales for Marriott Hotels, Resorts and Suites, which comprise more than 70 percent of total lodging sales, increased 12 percent over the prior year. An eight percent increase in average room rate, to $129, and a slight increase in occupancy to 78 percent, generated a REVPAR increase of nine percent. Profits increased as improved REVPAR generated higher base management and incentive fees at many hotels.

Limited-service brands represent about 20 percent of total lodging sales for the first quarter and each of the three established brands increased REVPAR for the quarter. In addition, the Company opened the first property of its fourth limited service brand, TownePlace Suites, which is designed to attract extended-stay travelers in the moderate price range.

 . Courtyard, the Company's moderate price lodging brand, achieved a 12 percent increase in sales. Courtyard's average room rates increased eight percent, to $83, while occupancy dropped slightly to 80 percent, resulting in a REVPAR increase of seven percent. Sales and profits also reflect the addition of 52 units from the beginning of fiscal year 1996. Courtyard opened its 300th unit in Fort Worth, Texas during this quarter and significantly expanded its international operations. There are ten franchised Courtyard units in operation in the United Kingdom, an increase of six from the beginning of fiscal year 1996.

 . The Company's quality extended-stay brand, Residence Inn, posted a REVPAR increase of six percent, due to an increase in average room rates of nine percent, to $94, offset by a decrease in occupancy to 84 percent. Residence Inn opened 35 properties since the beginning of fiscal year 1996, including its fourth international property.

 . Fairfield Inn and Suites, the Company's economy lodging brand, had an increase in sales of 14 percent over last year. While occupancy declined slightly to 75 percent, average room rates increased by three percent to $48, resulting in a slight REVPAR increase. Sales also increased due to the addition of 69 units since the beginning of fiscal year 1996. Limited REVPAR growth reflects aggressive rate increases for the past three years and supply additions in this market over the past several years.

Ritz-Carlton reported an increase in average room rates of five percent, to $202, and occupancy increased three points to 79 percent, resulting in a nine percent increase in REVPAR. Ritz-Carlton is on schedule to open new, managed properties in Japan, Puerto Rico and Malaysia within the next 12 months.

Marriott Vacation Club International sold over 5,000 timeshare weeks in the first quarter representing an increase of nearly 40 percent over the prior year quarter. The Company experienced very strong sales in several locations, including its first European location in Marbella, Spain, and is on schedule to commence sales at another international location in Aruba later in 1997. Increased profits from resort development were offset by reduced financing income, due to lower note sales in the first quarter of 1997.

CONTRACT SERVICES reported operating profit of $41 million on sales of $1,154 million, representing 41 percent and 30 percent increases, respectively, from the first quarter of 1996. Excluding the impact of the Forum acquisition, sales and operating profits for the first quarter of 1997 would have increased over the first quarter of 1996 by 23 percent and 10 percent, respectively. Profit growth was constrained by start up losses for new senior living communities, new distribution services accounts and recently opened distribution centers and the impact of the sale-leaseback of four senior living communities in August 1996.

Marriott Management Services reported increased profits on an eight percent increase in sales over the first quarter of 1996 due to the increased number of operating days for higher education, school services and corporate accounts during the first quarter of 1997 and improved weather.

Marriott Senior Living Services reported profit growth of nearly five fold and sales growth more than doubled primarily due to the acquisition of Forum in the second quarter of 1996. In addition, occupancy rates and average per diem rates continued to increase for both independent full-service and assisted living communities. Three properties opened in the first quarter of 1997, including the Company's first properties to feature special care centers for people with Alzheimer's and other memory disorders. The Company currently operates 75 properties and 20 properties are expected to be opened during 1997. The Company does not expect the pending sale of Forum to have a material impact on net income as the reduction in operating profits will be offset by lower interest expense.

Marriott Distribution Services more than doubled sales by adding several major restaurant accounts, including Boston Market, Steak & Ale and Bennigans. Two new distribution centers were opened in the 1997 first quarter, an increase of five since first quarter of last year.

CORPORATE ACTIVITY. Interest expense increased 36 percent over the first quarter of 1996, despite lower effective interest rates, as the average debt balance increased. Interest income decreased from $9 million to $5 million reflecting reduced loans receivable as a result of the collection or sale of $284 million of loans since the first quarter of 1996. Corporate expenses increased due to higher outlays for new business development, as well as non-cash items associated with investments generating significant income tax benefits. The effective income tax rate increased from 39 percent to 39.5 percent reflecting approximately a one percent increase due to nondeductible goodwill amortization associated with the RHG acquisition, partially offset by increased affordable housing tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents totaled $1,051 million at March 28, 1997, an increase of $783 million from year end. This increase resulted from issuances of commercial paper shortly before quarter end, the proceeds of which were subsequently used for the RHG acquisition. The Company uses drafts in its cash management system. At March 28, 1997 and January 3, 1997, outstanding drafts included in accounts payable totaled $173 million and $180 million, respectively. At March 28, 1997 and January 3, 1997, cash included $144 million and $133 million, respectively, related to managed properties.

Cash from operations decreased to $133 million in the quarter, from $153 million in the first quarter 1996, principally due to higher earnings, offset by lower timeshare note sales and working capital changes. EBITDA increased 24 percent to $184 million for the first quarter of 1997. EBITDA is an indicative measure of the Company's operating performance which can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business. However, EBITDA is not an alternative to net income, operating profit, cash from operations, or any other operating or liquidity measure prescribed by generally accepted accounting principles.

Cash used in investing activities totaled $159 million, primarily consisting of expenditures for the construction of limited-service lodging properties and senior living communities. The Company expects that, over time, it will sell certain lodging and senior living services properties under development, or to be developed, while continuing to operate them under long-term agreements.

The Company entered into a $400 million bank facility in February, 1997, which along with the Company's pre-existing $1 billion revolving credit facility, was replaced with a single $1.5 billion credit facility on March 27, 1997. This new facility has a term of five years and bears interest at LIBOR plus a spread, presently 21.5 basis points, based on the Company's senior debt rating. Additionally, annual fees are paid on the total facility at a rate, presently 11 basis points, also based on the Company's senior debt rating. On April 25, 1997, the Company had $524 million available under the facility. Net commercial paper borrowings, supported by these facilities, of $883 million were primarily used to partially fund the RHG acquisition subsequent to the end of the quarter. The Company also used commercial paper during the quarter to purchase 1.2 million shares of its common stock at a cost of $63 million and to fund capital expenditures.

The Company continues to grow its businesses, in part, by investing in new units. The Company's principal investments will continue to include loans, minority equity interests, business acquisitions and direct ownership of certain lodging and senior living services projects. The Company expects that cash generated by operations, together with its borrowing capacity and proceeds from the sale of assets, will be sufficient to finance its planned growth and capital requirements.

                          PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings
--------------------------

   There are no material legal proceedings pending against the Company.

Item 2.  Changes in Securities
------------------------------

   None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

   None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

   None.

Item 5.  Other Information
--------------------------

   None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

  Exhibit
   No.         Description
   ---         -----------

   10 $1.5 billion Credit Agreement, dated as of March 27, 1997, with Citibank, N.A. as administrative agent, and certain banks, as Banks.

   11          Computation of Earnings Per Share

   12          Computation of Ratio of Earnings to Fixed Charges

   99          Forward-Looking Statements

(b)  Reports on Form 8-K

     On February 19, 1997, the Company filed a report describing its agreement to acquire Renaissance Hotel Group N.V. through a public tender offer.

     On March 27, 1997, the Company filed a report describing a letter of intent to sell all outstanding stock of its Forum Group, Inc. subsidiary to Host Marriott.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MARRIOTT INTERNATIONAL, INC.



May 9, 1997                         /s/ Stephen E. Riffee
                                    -----------------------------------------
                                    Stephen E. Riffee
                                    Vice President, Finance and
                                    Chief  Accounting Officer