Form 10-Q
period 1997-06-20
MARRIOTT INTERNATIONAL INC
filed 1997-08-01
CIK 905036

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 20, 1997             Commission File No. 1-12188



                          MARRIOTT INTERNATIONAL, INC.


       Delaware                                                 52-0936594
------------------------                                  ----------------------
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


                           Yes [X]       No [_]
       Class                                                Shares outstanding
-------------------                                          at July 18, 1997
Common Stock $1.00                                           ------------------
par value per share                                             127,288,106

                          MARRIOTT INTERNATIONAL, INC.

                                     INDEX

                                                                             Page No.
                                                                             --------
               Forward-Looking Statements                                         3

Part I.        Financial Information (Unaudited):

                 Condensed Consolidated Statements of Income -
                   Twelve and Twenty-four Weeks Ended June
                   20, 1997 and June 14, 1996                                      4

                 Condensed Consolidated Balance Sheet -
                   as of June 20, 1997 and January 3, 1997                         5

                 Condensed Consolidated Statement of Cash Flows -
                   Twenty-four Weeks Ended June 20, 1997                           6
                   and June 14, 1996

                 Notes to Condensed Consolidated Financial Statements            7-9

                 Management's Discussion and Analysis of
                   Results of Operations and Financial Condition               10-16

Part II.       Other Information and Signature:

                 Legal Proceedings                                                17

                 Changes in Securities                                            17

                 Defaults Upon Senior Securities                                  17

                 Submission of Matters to a Vote of Security Holders           18-19

                 Other Information                                                19

                 Exhibits and Reports on Form 8-K                                 20

                 Signature                                                        21

                           FORWARD-LOOKING STATEMENTS

When used throughout this report, the words "believes", "anticipates", "expects", "intends", "hopes" and other similar expressions, which are predictions of or indicate future events and trends identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of the Company's business segments; the balance between supply of and demand for hotel rooms, timeshare units and senior living accommodations; the Company's continued ability to obtain new operating contracts and franchise agreements; the Company's ability to develop and maintain positive relations with current and potential hotel and retirement community owners and contract services clients; the effect of international, national and regional economic conditions; the availability of capital to fund investments; the Company's ability to achieve synergies and performance improvements subsequent to closing on acquisitions; and other risks described from time to time in the Company's filings with the Securities and Exchange Commission, including those set forth on Exhibit 99 filed herewith. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

                        PART 1 -- FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                          MARRIOTT INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ($ in millions, except per share amounts)
                                  (Unaudited)

                                                    Twelve weeks ended         Twenty-four weeks ended
                                                -------------------------      -----------------------
                                                 June 20,        June 14,      June 20,       June 14,
                                                   1997            1996          1997           1996
                                                ---------        --------      --------       --------
SALES
   Lodging
     Rooms.............................          $  1,061        $    856      $  1,959       $  1,637
     Food and beverage.................               393             327           714            630
     Other.............................               260             205           491            394
                                                 --------        --------      --------       --------
                                                    1,714           1,388         3,164          2,661
   Contract Services...................             1,164             964         2,318          1,854
                                                 --------        --------      --------       --------
                                                    2,878           2,352         5,482          4,515
                                                 --------        --------      --------       --------
OPERATING COSTS AND EXPENSES
   Lodging
     Departmental direct costs
     Rooms.............................               232             191           428            375
     Food and beverage.................               289             239           528            470
     Other operating  expenses.........             1,050             843         1,944          1,607
                                                 --------        --------      --------       --------
                                                    1,571           1,273         2,900          2,452
   Contract Services...................             1,120             926         2,233          1,787
                                                 --------        --------      --------       --------
                                                    2,691           2,199         5,133          4,239
                                                 --------        --------      --------       --------
OPERATING PROFIT
   Lodging.............................               143             115           264            209
   Contract Services...................                44              38            85             67
                                                 --------        --------      --------       --------
     Operating profit before
      corporate expenses and
      interest.........................               187             153           349            276
Corporate expenses.....................               (21)            (16)          (42)           (31)
Interest expense.......................               (34)            (23)          (53)           (37)
Interest income........................                 6               9            11             18
                                                 --------        --------      --------       --------
INCOME BEFORE INCOME TAXES.............               138             123           265            226
Provision for income taxes.............                55              48           105             88
                                                 --------        --------      --------       --------
NET INCOME.............................          $     83        $     75       $   160       $    138
                                                 ========        ========       =======       ========

EARNINGS PER SHARE.....................          $    .61        $    .55       $  1.18       $   1.02
                                                 ========        ========       =======       ========

DIVIDENDS DECLARED PER SHARE...........          $    .09        $    .08       $   .17       $    .16
                                                 ========        ========       =======       ========


           See notes to condensed consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                ($ in millions)
                                  (Unaudited)

                                            June 20,     January 3,
                                              1997          1997
                                           ----------    ----------
                  ASSETS
Current Assets
     Cash and equivalents...............   $      351    $      268
     Accounts and notes receivable......          917           754
     Other..............................          461           410
                                           ----------    ----------
                                                1,729         1,432
                                           ----------    ----------

Property and equipment..................        1,938         1,894
Intangible assets.......................        1,820           648
Investments in affiliates...............          519           496
Notes and other receivable..............          313           293
Other assets............................          308           312
                                           ----------    ----------
                                           $    6,627    $    5,075
                                           ==========    ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable...................   $      944    $      891
     Other current liabilities..........        1,018           868
                                           ----------    ----------
                                                1,962         1,759
                                           ----------    ----------

Long-term debt..........................        1,932         1,010
Other long-term liabilities.............        1,013           749
Convertible subordinated debt...........          303           297
Shareholders' equity....................
     Common stock, 128.6 million shares
      issued............................          129           129
     Additional paid-in capital.........          668           653
     Retained earnings..................          701           628
     Treasury stock, at cost............          (81)         (150)
                                           ----------    ----------

                                                1,417         1,260
                                           ----------    ----------
                                           $    6,627    $    5,075
                                           ==========    ==========

           See notes to condensed consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in millions)
                                  (Unaudited)

                                                Twenty-four weeks ended
                                                -----------------------
                                                 June 20,      June 14,
                                                   1997          1996
                                                ---------     ---------
OPERATING ACTIVITIES
      Net income.............................   $     160     $     138
      Adjustments to reconcile to cash
       provided by operations:
          Depreciation and amortization......          82            66
          Income taxes and other.............          88            82
          Timeshare activity, net............          (9)           (2)
          Working capital changes............         (28)            3
                                                ---------     ---------
      Cash provided by operations............         293           287
                                                ---------     ---------
INVESTING ACTIVITIES
      Capital expenditures...................        (214)         (110)
      Loan advances..........................         (34)          (25)
      Loan collections and sales.............          24            67
      Acquisitions...........................        (854)         (319)
      Dispositions...........................         183             1
      Other..................................         (67)         (101)
                                                ---------     ---------
      Cash used in investing activities......        (962)         (487)
                                                ---------     ---------

FINANCING ACTIVITIES
      Issuances of long-term debt............         827           301
      Repayments of long-term debt...........          (9)          (63)
      Issuances of common stock..............          21            20
      Dividends paid.........................         (20)          (19)
      Purchases of treasury stock............         (67)            -
                                                ---------     ---------
      Cash provided by financing activities..         752           239
                                                ---------     ---------

INCREASE IN CASH AND EQUIVALENTS.............   $      83     $      39
CASH AND EQUIVALENTS, beginning of period....         268           219
                                                ---------     ---------
CASH AND EQUIVALENTS, end of period..........   $     351     $     258
                                                =========     =========


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

   In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 20, 1997 and January 3, 1997, and the results of operations for the twenty-four weeks and twelve weeks ended June 20, 1997 and June 14, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations. All material intercompany transactions and balances between Marriott International, Inc. and its subsidiaries have been eliminated.

   Certain amounts previously presented have been reclassified to conform to the 1997 presentation.

2. Earnings Per Share
   ------------------
   Earnings per share is computed on a fully diluted basis using the weighted average number of common shares and common equivalent shares outstanding plus other potentially dilutive securities which, in the aggregate, totaled 139.0 million and 137.3 million for the twenty-four weeks ended June 20, 1997 and June 14, 1996, respectively, and 139.2 million and 140.2 million for the twelve weeks ended June 20, 1997 and June 14, 1996, respectively. Common equivalent shares are computed using the treasury stock method based on the higher of average or end of period market prices. The if converted method is used for convertible subordinated debt.

3. Acquisitions and Dispositions
   -----------------------------
   Renaissance Hotel Group N.V. On March 29, 1997, the Company acquired substantially all of the outstanding common stock of Renaissance Hotel Group N.V. (RHG), an operator and franchisor of 150 hotels in 38 countries under the Renaissance, New World and Ramada International brands. The total acquisition cost, of approximately $1 billion, was funded with proceeds from commercial paper borrowings, supported by the Company's long-term revolving credit facility. The acquisition has been accounted for using the purchase method of accounting. The purchase cost has been allocated to the assets acquired and liabilities assumed based on estimated fair values. Goodwill is being amortized on a straight line basis over 40 years. Amounts allocated to management and licensing agreements are being amortized on a straight line basis over the estimated lives of the agreements.

The Company's reported results of operations include RHG's operating results from the date of acquisition. Summarized below are the unaudited pro forma consolidated results of operations of the Company for the twenty-four weeks ended June 20, 1997 and June 14, 1996, as if RHG had been acquired at the beginning of the respective periods (in millions, except per share amounts).

                       Twenty-four weeks ended    Twenty-four weeks ended
                            June 20, 1997             June 14, 1996
                       -----------------------    -----------------------
 Sales                             $     5,680                $     4,902
                                   ===========                ===========
 Net Income                        $       155                $       126
                                   ===========                ===========
 Earnings Per Share                $      1.14                $       .93
                                   ===========                ===========

Unaudited pro forma net income includes interest expense on borrowings relating to the Company's acquisition of RHG's common stock as well as the impact on historical interest expense of the revaluation of RHG's debt based on the Company's borrowing cost. Amortization expense included in net income reflects the impact of the excess of the purchase price over the net tangible assets acquired. The unaudited pro forma consolidated results of operations are not intended to reflect the Company's expected future results of operations.

Dr. Henry Cheng Kar-Shun is the Managing Director of New World Development Company Limited (New World) and, together with his family and affiliated corporations, owns or otherwise controls a majority of New World's common stock. Effective June 1, 1997, Dr. Cheng was appointed to the Company's Board of Directors. Dr. Cheng, New World and their affiliates own all or a portion of 87 hotels that are operated by the Company, and prior to the Company's acquisition of RHG, owned a majority of RHG common stock. New World and other affiliates of Dr. Cheng have indemnified RHG, its subsidiaries and the Company for certain lease, debt, guarantee and other obligations in connection with the formation of RHG as a hotel management company in 1995.

Property Sales. On April 3, 1997, the Company agreed to sell and leaseback, under long-term, limited-recourse leases, 14 limited service hotels for approximately $149 million in cash. Concurrently, the Company paid security deposits of $15 million, which will be refunded upon expiration of the leases. These operating leases have initial terms of 17 years, and are renewable at the option of the Company. On April 11, 1997, the Company sold five senior living communities for cash consideration of approximately $79 million. The Company will continue to operate the communities under long-term management agreements.

Forum Group, Inc. On March 25, 1996, a wholly-owned subsidiary of the Company acquired all of the outstanding shares of common stock of Forum Group, Inc. (Forum), for total cash consideration of approximately $303 million. The Company's results of operations include Forum from the acquisition date. Unaudited pro forma consolidated results of operations of the Company for the twenty-four weeks ended June 14, 1996, as if Forum had been acquired at December 29, 1995, would have resulted in sales of $4,564 million, net income of $135 million, and earnings per share of $1.00.

   On June 21, 1997, the Company sold 29 retirement communities acquired as part of the Forum acquisition, to Host Marriott Corporation (together with its subsidiaries, Host Marriott) for approximately $550 million, including approximately $87 million to be received as expansions at certain communities are completed. The $463 million received at closing, which is subject to adjustment based on finalization of working capital levels at the properties, was comprised of $205 million in cash, $187 million of outstanding debt, $50 million of notes receivable due in 12 months, and $21 million of notes receivable due January 1, 2001. The notes receivable from Host Marriott bear interest at nine percent. Under the terms of sale, Host Marriott purchased all of the common stock of Forum which, at the time of the sale, included the 29 communities, certain working capital and associated debt. The Company will continue to operate these communities under long-term management agreements.

4. Commitments
   -----------
   The Company issues guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees are limited, in the aggregate, to $222 million at June 20, 1997, including $151 million applicable to guarantees by or debt obligations of Host Marriott, partnerships in which Host Marriott is the general partner or other affiliated entities. As of June 20, 1997, the Company had extended approximately $320 million of loan commitments to owners of lodging and senior living properties. Previously, the Company had a $225 million line of credit available to Host Marriott which was terminated by mutual consent on June 19, 1997. Letters of credit outstanding on the Company's behalf at June 20, 1997 totaled $142 million, the majority of which related to the Company's self-insurance program. At June 20, 1997, the Company had a repurchase obligation of $75 million related to notes receivable from timeshare interval purchasers that have been sold with limited recourse. New World and another affiliate of Dr. Cheng have severally indemnified the Company for loan guarantees with a maximum funding of $33 million and lease guarantees by RHG with minimum annual payments of approximately $60 million.

5. New Accounting Standards
   ------------------------
   On January 4, 1997, the Company adopted FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with no material effect on the Company's consolidated financial statements. The Company will adopt FAS No. 128, "Earnings per Share" and FAS No. 129, "Disclosure of Information about Capital Structure" in the fourth quarter of 1997, and FAS 130 "Reporting Comprehensive Income" and FAS 131 "Disclosures about Segments of an Enterprise and Related Information" during 1998. These statements are not expected to have a material effect on the Company's consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Results of Operations and
--------------------------------------------------------------------------
         Financial Condition
         -------------------

RESULTS OF OPERATIONS

Twelve Weeks Ended June 20, 1997 Compared to Twelve Weeks Ended June 14, 1996
-----------------------------------------------------------------------------

The Company reported net income of $83 million for the second quarter, on sales of $2,878 million. This represents an 11 percent increase in net income and 22 percent increase in sales over the second quarter of 1996. Earnings per share of $.61 for the quarter increased 11 percent over the corresponding 1996 quarter. Excluding the impact of the RHG acquisition, net income and earnings per share for the quarter were up 19 percent and 18 percent, respectively, on 15 percent sales growth.

LODGING added a net of 197 hotels (53,106 rooms) during the second quarter of 1997, including 150 hotels (46,496 rooms) as part of the RHG acquisition. The Company expects to operate and franchise nearly 1,500 hotels (300,000 rooms) by the end of 1997. Hotels by brand are as follows:


                                                     Hotels at June 20, 1997
                                                 -------------------------------------
                                                  Company-operated     Franchised
                                                 ------------------  -----------------
                Brand                             Units      Rooms    Units     Rooms
---------------------------------------------    -------    -------  -------   -------
Marriott Hotels, Resorts and Suites..........        198     85,416      121    36,269
Ritz-Carlton.................................         34     11,145        -         -
Renaissance..................................         63     24,398        8     2,587
New World....................................         15      7,381        -         -
Ramada International.........................         32      6,761       36     6,432
Residence Inn................................        109     14,309      130    14,215
Courtyard....................................        200     29,370      117    14,419
Fairfield Inn and Suites.....................         51      7,133      266    23,279
TownePlace Suites............................          1         95        -         -
                                                 -------    -------  -------   -------
Total........................................        703    186,008      678    97,201
                                                 =======    =======  =======   =======

Lodging operating profits were up 24 percent, on a sales increase of 23 percent. The revenue increase resulted from REVPAR growth across all brands averaging nine percent, and the net addition of 433 hotels since the beginning of 1996. This revenue growth resulted in the Company earning higher base management and franchise fees. Revenue growth also contributed to higher house profits which resulted in higher incentive management fees.

The following is a summary of average room rates and occupancy statistics for the second quarter of 1997 and 1996, by brand./1/


                                                             Twelve weeks ended
                                                 -------------------------------------------
                                                    June 20, 1997          June 14, 1996
                                                 --------------------   --------------------
                Brand                             Rate      Occupancy     Rate     Occupancy
--------------------------------------------     --------   ---------   --------   ---------
Marriott Hotels, Resorts and Suites.........     $ 130.66       81.0%   $ 119.30       80.9%
Ritz-Carlton................................       191.73       82.0%     180.09       76.4%
Renaissance.................................       124.90       74.8%     117.36       74.2%
Residence Inn...............................        95.47       86.7%      88.14       87.5%
Courtyard...................................        84.60       83.8%      78.61       83.5%
Fairfield Inn and Suites....................        51.33       78.5%      49.69       80.7%

Sales for Marriott Hotels, Resorts and Suites, which comprise more than 60 percent of total lodging sales, increased nine percent over the prior year. A 10 percent increase in average room rate, and a slight increase in occupancy generated a REVPAR increase of 10 percent which drove higher base management and franchise fees. Profit growth reflects higher incentive fees at many hotels and the addition of 22 properties since the beginning of 1996.

Ritz-Carlton reported an increase in average room rates of seven percent and occupancy increased six percentage points to 82 percent, resulting in a 14 percent increase in REVPAR. Ritz-Carlton opened a property in Osaka, Japan this quarter, and is on schedule to open new, managed properties in San Juan, Puerto Rico and Kuala Lumpur, Malaysia by early 1998.

RHG contributed $183 million in sales during the quarter. After intangible amortization and interest expense, the RHG acquisition reduced earnings per share by $.04 and is expected to reduce 1997 earnings per share by $.10 to $.14. REVPAR increased seven percent, due primarily to room rate increases of six percent, and a slight increase in occupancy. Integration of RHG into the Company's payroll, procurement, marketing and sales, and reservation processes is progressing on schedule. In addition to the 150 properties acquired in the RHG acquisition, the Company opened four Ramada International properties in Germany, Japan and Indonesia during the quarter.

Limited-service brands represent about 20 percent of total lodging sales for the second quarter and each of the brands increased REVPAR for the quarter.

  . Residence Inn, the Company's quality extended-stay brand, posted a REVPAR increase of seven percent, due to an increase in average room rates of eight percent, to $95.47, offset by a slight decrease in occupancy to 87 percent. Sales increased by 10 percent, primarily due to the addition of 43 properties since the beginning of fiscal year 1996.

  . Courtyard, the Company's moderate price lodging brand, achieved a nine percent increase in sales. Courtyard's average room rates increased eight percent with no change in

-----------------------
/1/ Comparable statistics are used throughout this discussion, and are based on Company-operated U.S. properties. The Ramada International and New World brands do not have any U.S. properties.

     occupancy, resulting in a REVPAR increase of eight percent. Sales and profits also reflect the addition of 64 units from the beginning of fiscal year 1996.

  . Fairfield Inn and Suites, the Company's economy lodging brand, had an increase in sales of 10 percent over last year. While occupancy declined to 79 percent for Company-operated units, average room rates increased by three percent resulting in flat REVPAR which reflects the impact of aggressive rate increases for the past three years and supply additions in this segment over the past several years. Sales also increased due to the addition of 87 units since the beginning of fiscal year 1996, including the Company's 300th unit in Minneapolis/St. Paul.

Marriott Vacation Club International sold approximately 5,700 timeshare intervals in the second quarter representing an increase of 15 percent over the prior year. The Company experienced very strong sales in several locations, and is on schedule to commence sales at its new resort in Aruba later this year. Increased profits from resort development were offset by minor operating losses in Europe and start-up losses at the new Orlando golf institute and training center.

CONTRACT SERVICES reported operating profit of $44 million on sales of $1,164 million, representing 16 percent and 21 percent increases, respectively, from the second quarter of 1996.

Profit growth in the mid-teens for Marriott Management Services was paced by its health care and corporate services groups. Health care was aided by new account gains, and expansion of services to existing clients. Corporate services benefited from increased catering sales and positive customer response to its Crossroads Cuisines retail program. Results for the 1997 second quarter also were favorably affected by contributions from food service and facilities management contracts awarded by several major urban school districts in 1996.

Marriott Senior Living Services reported significant profit growth on sales increases of 16 percent. Sales growth was due to the opening of 10 communities since the second quarter of 1996, a two percentage point increase in occupancy to 94 percent, and a four percent increase in per diem rates to $99. Operating profit growth was a result of the increased sales and improved profitability for the Forum communities. During the second quarter, the Company opened four new assisted living communities, including the first two Village Oaks communities developed for the moderate price market. The Village Oaks communities feature the companion living concept, and can accommodate approximately 120 residents. At the end of the quarter, the Company operated 79 communities totaling 15,700 units, and has 20 additional communities under construction. The Company is on target to meet its goal of 200 communities by the year 2000.

Marriott Distribution Services' sales more than doubled due to the impact of the new accounts added during 1996. Five new distribution centers were opened in 1996 and the first quarter of 1997 to service this new business. Profits were lower in the 1997 quarter as a result of the start-up costs associated with these new centers, and integration of new business into the operations.

CORPORATE ACTIVITY. Interest expense increased 48 percent over the second quarter of 1996, despite lower effective interest rates, as the average debt balance increased due to the acquisition of RHG. Interest income decreased from $9 million to $6 million reflecting reduced loans receivable as a result of the collection or sale of over $200 million of loans since the second quarter of 1996. Corporate expenses increased due to non-cash items associated with investments generating significant income tax benefits as well as modest staffing increases to accommodate growth and new business development. The effective income tax rate increased from 39 percent to 39.5 percent reflecting approximately a one percentage point increase due to nondeductible goodwill amortization associated with the RHG acquisition, partially offset by credits generated by tax related investments.

Twenty-four weeks ended June 20, 1997 Compared to Twenty-four weeks ended
-----------------------------------------------------------------------------
June 14, 1996/1/
----------------

The Company reported net income of $160 million for the first two quarters, on sales of $5,482 million. This represents a 16 percent increase in net income and 21 percent increase in sales over the same period in 1996. Earnings per share of $1.18 for the period increased 16 percent over the corresponding 1996 period. Excluding the impact of the RHG acquisition, net income and earnings per share for the period were both up 20 percent on 17 percent sales growth.

LODGING operating profits were up 26 percent, on a sales increase of 19 percent. The revenue increase resulted from REVPAR growth across all brands averaging nine percent, the addition of 433 hotels since the beginning of 1996, together with better weather and fewer holidays in the first quarter of 1997. This revenue growth resulted in the Company earning higher base management and franchise fees. Revenue growth also contributed to higher house profits which resulted in higher incentive management fees. The following table is a summary of year-to-date rate and occupancy statistics by brand.


                                                         Twenty-four weeks ended
                                                ------------------------------------------
                                                   June 20, 1997          June 14, 1996
                                                -------------------    -------------------
                Brand                            Rate     Occupancy       Rate   Occupancy
------------------------------------------      --------  ---------    --------  ---------
Marriott Hotels, Resorts and Suites.......      $ 129.65       79.4%   $ 118.18       79.6%
Ritz-Carlton..............................        197.47       80.1%     187.33       76.1%
Renaissance...............................        124.90       74.8%     117.36       74.2%
Residence Inn.............................         94.55       85.2%      87.12       86.7%
Courtyard.................................         83.82       81.8%      77.92       82.0%
Fairfield Inn and Suites..................         49.72       76.6%      48.39       78.9%


------------------------
/1/ Year-to-date 1996 statistics for REVPAR, occupancy and average room rates have been adjusted to make them comparable to the 1997 statistics. Due to the variations in the Company's fiscal year, which ends on the Friday closest to December 31, the last week of calendar 1995 fell into the first quarter of 1996, but the last week of calendar 1996 fell into the last quarter of 1996. The adjusted year-to-date 1996 statistics are based on the same calendar days as the 1997 statistics. Comparable statistics are used throughout this discussion, and are based on Company-operated U.S. properties. The Ramada International and New World brands do not have any U.S. properties.

Sales for Marriott Hotels, Resorts and Suites comprised approximately 70 percent of total lodging sales. Lodging sales for the first two quarters increased 10 percent over the same period in 1996 due to strong REVPAR growth and the addition of 22 properties since the beginning of 1996. A 10 percent increase in average room rate and no change in occupancy, generated a REVPAR increase of 10 percent. Profits increased as improved REVPAR generated higher base management fees and higher house profits, resulting in increased incentive fees at many hotels.

Ritz-Carlton reported an increase in average room rates of five percent and occupancy increased four percentage points to 80 percent, resulting in an 11 percent increase in REVPAR.

The Company acquired RHG at the beginning of the second quarter of 1997. Please see page 11 for discussion.

Limited-service brands represent about 20 percent of total lodging sales for the first two quarters, and each of the brands increased REVPAR for this period. In addition, the Company opened the first property under the TownePlace Suites brand, which is designed to attract extended-stay travelers in the moderate price range.

  . Residence Inn posted a REVPAR increase of seven percent, due to an increase in average room rates of nine percent, to $95, offset by a decrease in occupancy to 85 percent. Sales growth in the period, of 12 percent, was also due to the addition of 43 properties since the beginning of fiscal year 1996, including its fourth property outside the U.S.

  . Courtyard achieved a 10 percent increase in sales. Courtyard's average room rates increased eight percent, to $84, while occupancy dropped slightly to 82 percent, resulting in a REVPAR increase of seven percent. Sales and profits also reflect the addition of 64 units from the beginning of fiscal year 1996. Courtyard opened its 300th unit in Fort Worth, Texas during this period and expanded its non-U.S. operations to 10 franchised Courtyard units in the United Kingdom.

  . Fairfield Inn and Suites had an increase in sales of 11 percent over last year. The slight decline in occupancy, to 77 percent for Company-operated units, was offset by a three percent average room rate increase to $50, resulting in no change in REVPAR which reflects the impact of aggressive rate increases for the past three years and supply additions in this market over the past several years. Sales also increased due to the addition of 87 units since the beginning of fiscal year 1996, including the Company's 300th unit in Minneapolis/St. Paul.

Marriott Vacation Club International sold over 11,000 timeshare intervals in the first two quarters representing an increase of nearly 26 percent over the prior year. The Company's increase in sales resulted from very strong performance in several locations, including its first European location in Marbella, Spain, as well as Florida and South Carolina. Increased profits from resort development were offset by reduced financing income, due to lower note sales in the first quarter of 1997, and minor operating losses in Europe.

CONTRACT SERVICES reported operating profit of $85 million on sales of $2,318 million, representing 27 percent and 25 percent increases, respectively, from the first two quarters of 1996. Excluding the impact of the Forum acquisition, sales and operating profits for the twenty-four weeks ended June 20, 1997 would have increased by 22 percent and 12 percent, respectively over the prior year. This profit growth was impacted by start-up losses for new senior living communities, new distribution services accounts and recently opened distribution centers and the impact of the sale-leaseback of four senior living communities in August 1996.

Marriott Management Services reported increased profits on a seven percent increase in sales over the first two quarters of 1996. Increases in sales were due to the increased number of operating days for higher education, school services and corporate accounts during the period and improved weather, the acquisition of Russell & Brand Limited, and increased sales on existing accounts. Profit growth was due to positive response to the Crossroads Cuisine retail program and cost control throughout the year.

Marriott Senior Living Services more than doubled profits on sales growth of over 50 percent due to the acquisition of Forum in the second quarter of 1996. In addition, occupancy rates increased three percentage points, to 94 percent and average per diem rates also increased by four percent, to $99. Seven properties opened in the first two quarters, including the Company's first properties to feature special care centers for people with Alzheimer's and other memory disorders, and the Company's first two Village Oaks communities.

Marriott Distribution Services more than doubled sales by adding several major restaurant accounts, including Boston Market, Steak & Ale and Bennigans. Two new distribution centers were opened in 1997, an increase of five since the second quarter of last year. Profits declined due to the start-up costs at these new centers and costs associated with integration of new business.

CORPORATE ACTIVITY. Interest expense increased 43 percent over the first two quarters of 1996, despite lower effective interest rates, as the average debt balance increased to finance the RHG acquisition. Interest income decreased from $18 million to $11 million reflecting reduced loans receivable as a result of the collection or sale of over $200 million of loans in the second half of 1996. Corporate expenses increased due to non-cash items associated with investments generating significant income tax benefits as well as modest staff increases to accommodate growth and new business development. The effective income tax rate increased from 39 percent to 39.5 percent reflecting approximately a one percentage point increase due to nondeductible goodwill amortization associated with the RHG acquisition, partially offset by credits generated by tax related investments.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents totaled $351 million at June 20, 1997, an increase of $83 million from year end. Cash provided by operations increased $6 million over the first two quarters of 1996, to $293 million, as higher net income was offset by working capital changes. EBITDA increased 22 percent to $400 million. EBITDA is an indicative measure of the Company's operating performance which can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business. However, EBITDA is not an alternative to net income, operating profit, cash from operations, or any other operating or liquidity measure prescribed by generally accepted accounting principles.

Cash used in investing activities totaled $962 million for the first two quarters of 1997, primarily consisting of the RHG acquisition and expenditures for the construction of limited-service lodging properties and senior living communities. Cash generated from dispositions of $183 million primarily included $79 million from the sale of five Senior Living Services communities and $99 million from the sale-leaseback of 10 limited service hotels (the other four properties discussed in note 3 to the financial statements will be sold during the remainder of 1997). The Company expects that, over time, it will continue to sell certain lodging and senior living service properties under development, or to be developed, while continuing to operate them under long-term agreements.

The Company entered into a $400 million bank facility in February, 1997, which along with the Company's pre-existing $1 billion revolving credit facility, was replaced with a single $1.5 billion credit facility on March 27, 1997. This new facility has a term of five years and bears interest at LIBOR plus a spread, presently 21.5 basis points, based on the Company's senior debt rating. Additionally, annual fees are paid on the total facility at a rate, presently 11 basis points, also based on the Company's senior debt rating. On June 20, 1997, the Company had $584 million available under the facility.

The Company continues to grow its businesses, in part, by investing in new units. The Company's principal investments will continue to include loans, minority equity interests, business acquisitions and direct development and ownership of certain lodging and senior living services projects. The Company expects that cash generated by operations, together with its borrowing capacity and proceeds from the sale of assets, will be sufficient to finance its planned growth and capital requirements.

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

  None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

  None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     On May 9, 1997, the Company held its Annual Meeting of Shareholders. The shareholders (i) re-elected directors Floretta Dukes McKenzie, Roger W. Sant and Lawrence M. Small to terms of office expiring at the 2000 Annual Meeting of Shareholders and elected William J. Shaw as a director for a term expiring at the 1999 Annual Meeting of Shareholders, (ii) ratified an amendment to the Company's 1995 non-employee directors' deferred stock compensation plan, (iii) ratified an increase in the number of shares authorized for issuance under the Company's employee stock purchase plan, (iv) ratified the appointment of Arthur Andersen, LLP as the Company's independent auditors, (v) defeated a shareholder proposal to adopt cumulative voting for the election of directors, and (vi) defeated a shareholder proposal to adopt the fair value method of accounting for stock-based compensation plans pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). The following table sets forth the votes cast with respect to each of these matters:

                 MATTER                       FOR       AGAINST    WITHHELD   ABSTAIN    BROKER
                                                                                        NON-VOTES
----------------------------------------  -----------  ----------  --------  ---------  ---------
Re-election of                            109,774,478               912,507
Floretta Dukes McKenzie
----------------------------------------  -----------  ----------  --------  ---------  ---------
Re-election of                            109,883,730               803,255
Roger W. Sant
----------------------------------------  -----------  ----------  --------  ---------  ---------
Re-election of                            109,895,193               791,792
Lawrence M. Small
----------------------------------------  -----------  ----------  --------  ---------  ---------
Election of                               109,868,099               818,886
William J. Shaw
----------------------------------------  -----------  ----------  --------  ---------  ---------
Ratification of 1995                      106,637,696   3,312,192              737,097
non-employee directors' deferred stock
compensation plan amendment
----------------------------------------  -----------  ----------  --------  ---------  ---------
Ratification of increase of common        109,169,957     991,832              525,196
stock authorized under the employee
stock purchase plan
----------------------------------------  -----------  ----------  --------  ---------  ---------
Ratification of appointment of Arthur     109,953,157     351,732              382,096
Andersen, LLP as auditors
----------------------------------------  -----------  ----------  --------  ---------  ---------
Shareholder proposal on cumulative         19,695,884  79,967,901            1,204,332  9,818,868
voting for the election of directors
----------------------------------------  -----------  ----------  --------  ---------  ---------
Shareholder proposal to adopt the fair      3,178,126  95,218,916            2,471,075  9,818,868
value method of accounting pursuant to
FAS 123
----------------------------------------  -----------  ----------  --------  ---------  ---------

The following elected directors have a term expiring at the Annual Meeting of Shareholders in the year noted:

       DIRECTOR         YEAR TERM EXPIRES
---------------------   -----------------
J.W. Marriott, Jr.                   1999
---------------------   -----------------
Richard E. Marriott                  1998
---------------------   -----------------
Gilbert M. Grosvenor                 1998
---------------------   -----------------
Harry J. Pearce                      1998
---------------------   -----------------
Mitt Romney                          1999
---------------------   -----------------

In connection with the RHG acquisition, the Board appointed Dr. Henry Cheng Kar-Shun as a director of the Company for a term beginning on June 1, 1997, and expiring at the 2000 Annual Meeting of Shareholders. Shareholders of the Company will be asked to ratify Dr. Cheng's appointment at the 1998 Annual Meeting of Shareholders.

Item 5.  Other Information
--------------------------

     Following its acquisition of RHG, the Company guaranteed the payment of principal and interest on the $120,000,000 8-7/8% Guaranteed Notes Due 2005 (the RHG Notes) of RHG Finance Corporation, an RHG subsidiary. The Company subsequently sought and obtained noteholder consent to conform certain covenants and other terms of the indenture governing the RHG Notes to those that generally apply to the various series of senior public debt securities issued under the indenture between the Company and Chemical Bank, as trustee.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits


          Exhibit
            No.                        Descriptions
          -------                      ------------
             4                         Indenture among RHG Finance Corporation,
                                       as issuer, RHG and the Company, as
                                       guarantors, and The First National Bank
                                       of Chicago, as trustee, consisting of:
                                       (a) Indenture dated as of October 1, 1995
                                       (incorporated by reference to Exhibit
                                       2.02 to RHG's Annual Report on Form 20-F
                                       for the fiscal year ended June 30, 1996);
                                       (b) First Supplemental Indenture dated as
                                       of April 11, 1997 (filed herewith); and
                                       (c) Second Supplemental Indenture dated
                                       as of April 27, 1997 (filed herewith)

            10                         1995 Non-Employee Directors' Deferred
                                       Stock Compensation Plan (amended and
                                       restated)(incorporated by reference to
                                       Appendix A to Proxy Statement for the
                                       Annual Meeting of Shareholders held on
                                       May 9, 1997)

            11                         Computation of Earnings Per Share

            12                         Computation of Ratio of Earnings to Fixed
                                       Charges

            99                         Forward-Looking Statements

(b)  Reports on Form 8-K

     On April 14, 1997, the Company filed a report announcing that it had completed the acquisition of RHG through a public tender offer.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MARRIOTT INTERNATIONAL, INC.



  August 1, 1997                     /s/ Stephen E. Riffee
                                     ________________________________
                                     Stephen E. Riffee
                                     Vice President, Finance and
                                     Chief Accounting Officer