Form 10-Q
period 1997-09-12
MARRIOTT INTERNATIONAL INC
filed 1997-10-24
CIK 905036

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 12, 1997             Commission File No. 1-12188



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


                                Yes  [X]  No    [ ]


                                                             Shares outstanding
      Class                                                  at October 10, 1997
--------------------                                         -------------------
Common Stock $1.00                                              127,630,044
par value per share

                         MARRIOTT INTERNATIONAL, INC.

                                     INDEX

                                                                                          Page No.
                                                                                          --------

           Forward-Looking Statements                                                         3

Part I.    Financial Information (Unaudited):

             Condensed Consolidated Statements of Income -
               Twelve and Thirty-Six Weeks Ended September 12, 1997 and September 6, 1996     4

             Condensed Consolidated Balance Sheet -
               as of September 12, 1997 and January 3, 1997                                   5

             Condensed Consolidated Statement of Cash Flows -
               Thirty-Six Weeks Ended September 12, 1997 and September 6, 1996                6

             Notes to Condensed Consolidated Financial Statements                          7-11

             Management's Discussion and Analysis of Results of Operations
               and Financial Condition                                                    12-18


Part II.   Other Information and Signature:

             Legal Proceedings                                                               19

             Changes in Securities                                                           19

             Defaults Upon Senior Securities                                                 19

             Submission of Matters to a Vote of Security Holders                             19

             Other Information                                                               19

             Exhibits and Reports on Form 8-K                                                20

             Signature                                                                       21

                          FORWARD-LOOKING STATEMENTS

When used throughout this report, the words "believes", "anticipates", "expects", "intends", "hopes" and other similar expressions, which are predictions of or indicate future events and trends identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of the Company's business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms, timeshare units and senior living accommodations; the Company's continued ability to obtain new operating contracts and franchise agreements; the Company's ability to develop and maintain positive relations with current and potential hotel and retirement community owners and contract services clients; the effect of international, national and regional economic conditions; the availability of capital to fund investments; the Company's ability to achieve synergies and performance improvements subsequent to closing on acquisitions; the Company's ability to successfully complete its recently announced spin-off and merger transactions; and other risks described from time to time in the Company's filings with the Securities and Exchange Commission, including those set forth on Exhibit 99 filed herewith. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

                        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                         MARRIOTT INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ($ in millions, except per share amounts)
                                  (Unaudited)

                                                   Twelve weeks ended             Thirty-six weeks ended
                                             ------------------------------     ----------------------------
                                             September 12,     September 6,     September 12,   September 6,
                                                 1997              1996              1997           1996
                                             -------------     ------------     -------------   ------------
SALES
  Lodging
    Rooms..............................           $    991          $   836         $   2,950       $  2,473
    Food and beverage..................                314              271             1,027            901
    Other..............................                299              194               791            588
                                             -------------     ------------     -------------   ------------
                                                     1,604            1,301             4,768          3,962
  Contract Services....................              1,072              909             3,390          2,763
                                             -------------     ------------     -------------   ------------
                                                     2,676            2,210             8,158          6,725
                                             -------------     ------------     -------------   ------------
OPERATING COSTS AND EXPENSES
  Lodging
    Departmental direct costs
      Rooms............................                227              196               656            571
      Food and beverage................                253              220               780            690
    Other operating expenses...........                993              784             2,937          2,391
                                             -------------     ------------     -------------   ------------
                                                     1,473            1,200             4,373          3,652
  Contract Services....................              1,054              882             3,287          2,669
                                             -------------     ------------     -------------   ------------
                                                     2,527            2,082             7,660          6,321
                                             -------------     ------------     -------------   ------------
 OPERATING PROFIT
   Lodging.............................                131              101               395            310
   Contract Services...................                 18               27               103             94
                                             -------------     ------------     -------------   ------------
     Operating profit before corporate
       expenses and interest...........                149              128               498            404
Corporate expenses.....................                (22)             (17)              (64)           (48)
Interest expense.......................                (24)             (23)              (77)           (60)
Interest income........................                  8                7                19             25
                                             -------------     ------------     -------------   ------------
INCOME BEFORE INCOME TAXES                             111               95               376            321
Provision for income taxes.............                 44               37               149            125
                                             -------------     ------------     -------------   ------------
NET INCOME.............................      $          67     $         58     $         227   $        196
                                             =============     ============     =============   ============

EARNINGS PER SHARE.....................      $        0.49     $       0.43     $        1.67   $       1.44
                                             =============     ============     =============   ============

DIVIDENDS DECLARED PER SHARE...........      $        0.09     $       0.08     $        0.26   $       0.24
                                             =============     ============     =============   ============


           See notes to condensed consolidated financial statements.

                         MARRIOTT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                ($ in millions)
                                  (Unaudited)


                                              September 12,      January 3,
                                                  1997              1997
                                              -------------    -------------
                             ASSETS
Current Assets
        Cash and equivalents...............      $      359        $     268
        Accounts and notes receivable......           1,041              754
        Other..............................             468              410
                                                 ----------        ---------
                                                      1,868            1,432
                                                 ----------        ---------

Property and equipment.....................           1,496            1,894
Intangible assets..........................           1,773              648
Investments in affiliates..................             544              496
Notes and other receivable.................             355              293
Other assets...............................             288              312
                                                 ----------        ---------
                                                 $    6,324        $   5,075
                                                 ==========        =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
        Accounts payable...................      $    1,011        $     891
        Other current liabilities..........           1,109              868
                                                 ----------        ---------
                                                      2,120            1,759
                                                 ----------        ---------

Long-term debt.............................           1,433            1,010
Other long-term liabilities................             979              749
Convertible subordinated debt..............             306              297
Shareholders' equity
        Common stock, 128.6 million
         shares issued.....................             129              129
        Additional paid-in capital.........             678              653
        Retained earnings..................             744              628
        Treasury stock, at cost............             (65)            (150)
                                                 ----------        ---------
                                                      1,486            1,260
                                                 ----------        ---------
                                                 $    6,324        $   5,075
                                                 ==========        =========

           See notes to condensed consolidated financial statements.

                         MARRIOTT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in millions)
                                  (Unaudited)

                                                                             Thirty-six weeks ended
                                                                        ---------------------------------
                                                                        September 12,        September 6,
                                                                            1997                 1996
                                                                        -------------       -------------
OPERATING ACTIVITIES
  Net income...................................................         $         227       $         196
  Adjustments to reconcile to cash provided by operations:
      Depreciation and amortization............................                   128                 102
      Income taxes and other...................................                   160                 125
      Timeshare activity, net..................................                   (45)                (27)
      Working capital changes..................................                    44                 111
                                                                        -------------       -------------
  Cash provided by operations..................................                   514                 507
                                                                        -------------       -------------
INVESTING ACTIVITIES
  Acquisitions.................................................                  (856)               (319)
  Dispositions.................................................                   438                  57
  Capital expenditures.........................................                  (350)               (182)
  Loan advances................................................                   (63)                (79)
  Loan collections and sales...................................                    29                  94
  Other........................................................                  (123)                (87)
                                                                        -------------       -------------
  Cash used in investing activities............................                  (925)               (516)
                                                                        -------------       -------------
FINANCING ACTIVITIES
  Issuances of long-term debt..................................                   584                 283
  Repayments of long-term debt.................................                   (11)               (105)
  Issuances of common stock....................................                    28                  31
  Dividends paid...............................................                   (32)                (29)
  Purchases of treasury stock..................................                   (67)                (20)
                                                                        -------------       -------------
  Cash provided by financing activities........................                   502                 160
                                                                        -------------       -------------
INCREASE IN CASH AND EQUIVALENTS...............................                    91                 151
CASH AND EQUIVALENTS, beginning of period......................                   268                 219
                                                                        -------------       -------------
CASH AND EQUIVALENTS, end of period............................         $         359       $         370
                                                                        =============       =============


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

   In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 12, 1997 and January 3, 1997, and the results of operations for the thirty-six weeks and twelve weeks ended September 12, 1997 and September 6, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations. All material intercompany transactions and balances between Marriott International, Inc. and its subsidiaries have been eliminated.

   Certain amounts previously presented have been reclassified to conform to the 1997 presentation.

2. Earnings Per Share
   ------------------
   Earnings per share is computed on a fully diluted basis using the weighted average number of common shares and common equivalent shares outstanding plus other potentially dilutive securities which, in the aggregate, totaled 139.4 million and 138.6 million for the thirty-six weeks ended September 12, 1997 and September 6, 1996, respectively, and 139.7 million and 140.2 million for the twelve weeks ended September 12, 1997 and September 6, 1996, respectively. Common equivalent shares are computed using the treasury stock method based on the higher of average or end of period market prices. The if converted method is used for convertible subordinated debt.

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

   Goodwill is being amortized on a straight-line basis over 40 years. Amounts allocated to management and licensing agreements are being amortized on a straight-line basis over the estimated lives of the agreements.

   The Company's reported results of operations include RHG's operating results from the date of acquisition. Summarized below are the unaudited pro forma consolidated results of operations of the Company for the thirty-six weeks ended September 12, 1997 and September 6, 1996, as if RHG had been acquired at the beginning of the respective periods (in millions, except per share amounts).

                              Thirty-six weeks          Thirty-six weeks
                                   ended                     ended
                             September 12, 1997        September 6, 1996
                             ------------------        -----------------
     Sales................        $       8,357            $       7,305
                                  =============            =============
     Net Income...........        $         223            $         181
                                  =============            =============
     Earnings Per Share...        $        1.63            $        1.33
                                  =============            =============

   Unaudited pro forma net income includes interest expense on borrowings relating to the Company's acquisition of RHG's common stock as well as the impact on historical interest expense of the revaluation of RHG's debt based on the Company's borrowing cost. Amortization expense deducted in determining net income reflects the impact of the excess of the purchase price over the net tangible assets acquired. The unaudited pro forma consolidated results of operations are not intended to reflect the Company's expected future results of operations.

   Dr. Henry Cheng Kar-Shun is the Managing Director of New World Development Company (New World) and, together with his family and affiliated corporations, owns or otherwise controls a majority of New World's common stock. Effective June 1, 1997, Dr. Cheng was appointed to the Company's Board of Directors. Dr. Cheng, New World and their affiliates own all or a portion of 87 hotels that are operated by the Company, and prior to the Company's acquisition of RHG, owned a majority of RHG common stock. New World and other affiliates of Dr. Cheng have indemnified RHG, its subsidiaries and the Company for certain lease, debt, guarantee and other obligations in connection with the formation of RHG as a hotel management company in 1995.

   Certain Property Sales. On April 3, 1997, the Company agreed to sell and leaseback, under long-term, limited-recourse leases, 14 limited service hotels for approximately $149 million in cash. Concurrently, the Company agreed to pay security deposits of approximately $15 million, which will be refunded upon expiration of the leases. These operating leases have initial terms of 17 years, and are renewable at the option of the Company. As of September 12, 1997, sales of 10 of these hotels had closed. On October 10, 1997, the Company agreed to sell, and leaseback under long-term limited-recourse leases another nine limited service hotels for approximately $129 million in cash. Concurrently, the Company agreed to pay security deposits of approximately $13 million, which will be refunded upon expiration of the leases.

   On April 11, 1997, the Company sold five senior living communities for cash consideration of approximately $79 million. On September 12, 1997, the Company agreed to sell another seven senior living communities for cash consideration of approximately $93 million, two of which closed on that date. The Company will continue to operate all of the communities under long-term management agreements.

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

4. Commitments
   -----------
   The Company issues guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees are limited, in the aggregate, to $205 million at September 12, 1997, including $126 million applicable to guarantees by or debt obligations of Host Marriott, partnerships in which Host Marriott is the general partner or other affiliated entities. New World and another affiliate of Dr. Cheng have severally indemnified the Company for loan guarantees with a maximum funding of $18 million (which are included in the $126 million above) and guarantees by RHG of leases with minimum annual payments of approximately $59 million.

   As of September 12, 1997, the Company had extended approximately $225 million of loan commitments to owners of lodging and senior living properties. Previously, the Company had a $225 million line of credit available to Host Marriott which was terminated by mutual consent on June 19, 1997.

   Letters of credit outstanding on the Company's behalf at September 12, 1997 totaled $138 million, the majority of which related to the Company's self-insurance program.

   At September 12, 1997, the Company had a repurchase obligation of $75 million related to notes receivable from timeshare interval purchasers that have been sold with limited recourse.

5. New Accounting Standards
   ------------------------
   On January 4, 1997, the Company adopted FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with no material effect on the Company's consolidated financial statements. The Company will adopt FAS No. 128, "Earnings per Share" and FAS No. 129, "Disclosure of Information about Capital Structure" in the fourth quarter of 1997, and FAS No. 130, "Reporting Comprehensive Income" and FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1998. These statements are not expected to have a material effect on the Company's consolidated financial statements.

6. Subsequent Event
   ----------------

   On October 1, 1997, the Company announced a definitive agreement to combine the operations of Marriott Management Services with the North American operations of Sodexho Alliance, S.A. (Sodexho Alliance), a worldwide food and management services organization. The combined company, Sodexho
   Marriott Services, Inc. (SMS), will be the largest provider of food and facilities management services in North America, with over 4,800 accounts and annual sales in excess of $4 billion, and is expected to be listed on the New York Stock Exchange.

   Prior to the merger, a new company comprised of the Company's lodging, senior living and distribution services businesses will be spun off, on a tax-free basis, to the Company's shareholders. This new company, which will adopt the Marriott International, Inc. name, will apply for listing on the New York Stock Exchange.

   Immediately following the spin-off, Sodexho Alliance will make a cash contribution of approximately $305 million to its North American operations, which will then be merged with the Company's food service and facilities management business, to form SMS. As consideration for the merger, Sodexho Alliance will receive approximately 124 million common shares of SMS. The Company's shareholders and Sodexho Alliance will own 51 percent and 49 percent, respectively, of SMS. The spin-off and merger transactions are expected to be completed in early 1998.

   In connection with this transaction, the Company expects that its public debt and commercial paper borrowings will be refinanced by SMS. Prior to the spin-off, the Company intends to offer to repurchase its outstanding public senior debt, currently totaling $720 million, through a tender offer. In addition, the Company intends to repay all outstanding commercial paper prior to the spin-off and merger transactions. The Company's commercial paper ($580 million outstanding as of October 17, 1997) is supported by a committed bank revolving credit facility of $1.5 billion. Each outstanding zero-coupon convertible subordinated note (LYONs) of the Company would be convertible into 8.76 common shares of both the new Marriott International and SMS. The LYONs debt will be assigned to the new Marriott International and, through an intercompany agreement, SMS will assume a pro rata share of the debt obligation based on the respective equity values of the two companies.

   The new Marriott International and SMS will enter into agreements under which the new Marriott International will distribute food and supplies and provide administrative and data processing services to SMS. The rights to all Marriott trademarks and tradenames will be conveyed to the new Marriott International, which will license certain Marriott tradenames used in the management services business to SMS. In a transaction expected to result in a reported loss, Sodexho Alliance has agreed to acquire the Company's food service and facilities management operations in the United Kingdom for approximately $50 million in cash. This transaction is expected to close in the fourth quarter of 1997.

The definitive agreement is subject to customary conditions, including approval by the Company's shareholders, receipt of a favorable ruling from the Internal Revenue Service, and other regulatory approvals.

Item 2.  Management's Discussion and Analysis of Results of Operations and
--------------------------------------------------------------------------
Financial Condition
-------------------

RESULTS OF OPERATIONS

Twelve Weeks Ended September 12, 1997 Compared to Twelve Weeks Ended September
------------------------------------------------------------------------------
6, 1996
-------

The Company reported net income of $67 million for the 1997 third quarter, on sales of $2,676 million. This represents a 16 percent increase in net income and 21 percent increase in sales over the third quarter of 1996. Earnings per share of $.49 for the quarter increased 14 percent over the corresponding 1996 quarter. Excluding the impact of the RHG acquisition, net income and earnings per share for the quarter were up 24 percent and 23 percent, respectively, on 13 percent sales growth.

LODGING added a net of 39 hotels (6,095 rooms) during the third quarter of 1997. The Company expects to operate and franchise nearly 1,500 hotels (300,000 rooms) by the end of 1997. Hotels by brand are as follows:

                                                               Hotels at September 12, 1997
                                                              ---------------------------------
                                                              Company-operated    Franchised
                                                              -----------------  --------------
              Brand                                           Units      Rooms   Units   Rooms
-----------------------------------                           -----     -------  -----  -------
Marriott Hotels, Resorts and Suites....................         201      86,598    122   37,101
Ritz-Carlton...........................................          30      10,229      -        -
Renaissance............................................          63      24,404      8    2,587
New World..............................................          15       7,387      -        -
Ramada International...................................          33       7,047     41    7,438
Residence Inn..........................................         111      14,529    137   15,056
Courtyard..............................................         204      29,869    126   15,471
Fairfield Inn and Suites...............................          51       7,133    277   24,360
TownePlace Suites......................................           1          95      -        -
                                                                ---     -------    ---  -------
Total..................................................         709     187,291    711  102,013
                                                                ===     =======    ===  =======

Lodging operating profits were up 30 percent, on a sales increase of 23 percent. The revenue increase resulted from REVPAR growth across all brands, and the net addition of 413 hotels since the beginning of 1996, including the Renaissance acquisition. This revenue growth resulted in the Company earning higher base management and franchise fees. Revenue growth also contributed to higher house profits which resulted in higher incentive management fees.

Certain third quarter hotel performance statistics are significantly affected by comparisons for properties in the Atlanta area, which benefited from sharply higher REVPAR during the 1996 Summer Olympics. Excluding the Atlanta properties, REVPAR for comparable company-operated U.S. properties across the Marriott lodging brands, increased eight percent in the 1997 quarter. The following table includes a summary of average room rates and occupancy statistics for the third quarter of 1997 and 1996, by brand on a reported basis./1/

                                                          Twelve weeks ended
                                         -----------------------------------------------------
                                            September 12, 1997            September 6, 1996
                                         -----------------------       -----------------------
              Brand                        Rate        Occupancy          Rate       Occupancy
---------------------------------------  ---------     ---------       ---------     ---------
Marriott Hotels, Resorts and Suites....  $  121.24         79.6%       $  112.57         79.6%
Ritz-Carlton...........................     169.21         79.9%          168.28         76.5%
Renaissance............................     112.85         71.6%          109.02         71.4%
Residence Inn..........................      97.08         87.0%           91.09         88.9%
Courtyard..............................      83.93         83.7%           78.85         83.6%
Fairfield Inn and Suites...............      53.09         82.0%           54.22         82.0%

Sales for Marriott Hotels, Resorts and Suites, which comprise more than 60 percent of total lodging sales, increased seven percent over the prior year. A seven percent increase in average room rate generated a REVPAR increase of seven percent which drove higher base management and franchise fees. Profit growth also reflects higher incentive fees at many hotels and the net addition of 54 properties since the beginning of 1996. Excluding the Atlanta properties, REVPAR increased nine percent.

Ritz-Carlton reported an increase in average room rates of one percent and occupancy increased three percentage points to 80 percent, resulting in a five percent increase in REVPAR. Excluding the Atlanta properties, REVPAR increased eight percent in the 1997 third quarter. Ritz-Carlton remains on schedule to open new, managed properties in San Juan, Puerto Rico and Kuala Lumpur, Malaysia by early 1998.

Renaissance Hotel Group (RHG), which is comprised of the Renaissance, New World and Ramada International brands, contributed $177 million in sales during the 1997 third quarter. After intangible amortization and interest expense, the RHG acquisition reduced earnings per share by $.04 in the 1997 third quarter and is expected to reduce 1997 earnings per share by $.10 to $.14. REVPAR for Company-operated U.S. Renaissance hotels increased four percent due to higher room rates. Excluding the effect of the Atlanta area properties, REVPAR increased nine percent. Integration of RHG into the Company's payroll, procurement, marketing and sales, reservation and yield management systems continues to progress on schedule.

Limited-service brands represent approximately 21 percent of total lodging sales for the third quarter. Excluding the effect of the Atlanta area properties, each of the brands increased REVPAR for the quarter.

   * Residence Inn, the Company's quality extended-stay brand, posted a REVPAR increase of six percent, excluding the effect of the Atlanta area properties, due to an increase in average room rates of nine percent offset by a two percent decrease in occupancy, to 87 percent. Sales increased by eight percent, primarily due to the net addition of 52 properties since the beginning of fiscal year 1996 and the increase in REVPAR.

-----------
/1/ Comparable statistics are used throughout this discussion, and are based on Company-operated U.S. properties. The Ramada International and New World brands do not have any U.S. properties.

  * Courtyard, the Company's moderate price lodging brand, achieved a sales increase of seven percent. Average room rates increased by nine percent, excluding the effect of the Atlanta area properties, resulting in a REVPAR increase of nine percent. Sales and profits also reflect the net addition of 77 units from the beginning of fiscal year 1996.

  * Fairfield Inn and Suites, the Company's economy lodging brand, had an increase in REVPAR of two percent over last year, excluding the Atlanta area properties. While occupancy declined one percent, to 81 percent, for Company-operated units, average room rates increased by three percent. Sales increased due to the improved average room rates and the net addition of 98 units since the beginning of fiscal year 1996, including the Company's 300th unit in Minneapolis/St. Paul.

Marriott Vacation Club International sold approximately 5,200 timeshare intervals in the third quarter representing an increase of 27 percent over the prior year due to strong performances at existing locations and the opening of three new resort locations.

CONTRACT SERVICES reported operating profit of $18 million on sales of $1,072 million for the 1997 third quarter, representing a 33 percent decrease and an 18 percent increase, respectively, from the third quarter of 1996. Profit comparisons in the 1997 quarter were affected by recent sales to investors of 36 senior living communities, which continue to be operated under long-term agreements. Excluding the impact of these transactions (which are largely offset by reduced interest expense), contract services's profits were up slightly in the quarter.

Marriott Management Services sales and profits advanced in this seasonally slow quarter by seven and eight percent, respectively. Higher profits in health care and corporate services reflected sales gains in existing accounts and contributions from new contracts. The higher education group benefited from an increased number of board days in the 1997 third quarter.

Marriott Senior Living Services reported a sales increase of 13 percent in the third quarter of 1997 over the same period in 1996, primarily due to the opening of 12 communities since the third quarter of 1996 and a one percentage point increase in occupancy, to 95 percent, for comparable properties. Operating profit declined as "ownership profits" from 36 sold properties were replaced with "managed operating profits". During the third quarter, the Company opened two Brighton Gardens and one Village Oaks assisted living communities. At the end of the quarter, the Company operated 81 communities totaling 16,114 units, and had 23 additional communities under construction.

Marriott Distribution Services' sales were up sharply in the 1997 third quarter as a result of the recent addition of several major restaurant customers. Profits were lower in the 1997 quarter due to start-up costs associated with new centers, as well as costs of integrating the new business into existing distribution centers.

CORPORATE ACTIVITY. Interest expense increased four percent over the third quarter of 1996, despite lower effective interest rates. The average debt balance increased due to the acquisition of RHG; however, the increase was partially offset by proceeds from real estate sales. Corporate expenses increased due to non-cash items associated with investments generating significant income tax benefits as well as modest staffing increases to accommodate growth and new business development. The effective income tax rate increased from 39 percent to 39.5 percent reflecting approximately a one percentage point increase due to nondeductible goodwill amortization associated with the RHG acquisition, partially offset by tax credits generated by certain investments.

Thirty-Six Weeks Ended September 12, 1997 Compared to Thirty-Six Weeks
-----------------------------------------------------------------------
        Ended September 6, 1996/1/
        -----------------------

The Company reported net income of $227 million for the first three quarters, on sales of $8,158 million. This represents a 16 percent increase in net income and 21 percent increase in sales over the same period in 1996. Earnings per share of $1.67 for the period increased 16 percent over the corresponding 1996 period. Excluding the impact of the RHG acquisition, net income and earnings per share for the period were up 21 and 22 percent, respectively, on 16 percent sales growth.

LODGING operating profits were up 27 percent, on a sales increase of 20 percent. The revenue increase resulted from REVPAR growth across all brands averaging eight percent, the net addition of 413 hotels since the beginning of 1996, including the Renaissance acquisition, and fewer holidays in the first quarter of 1997. This revenue growth resulted in the Company earning higher base management and franchise fees. Revenue growth also contributed to higher house profits which resulted in higher incentive management fees. The following table is a summary of year-to-date rate and occupancy statistics by brand.

                                                        Thirty-six weeks ended
                                         ------------------------------------------------------
                                            September 12, 1997             September 6, 1996
                                         -----------------------         ----------------------
                Brand                      Rate        Occupancy           Rate       Occupancy
--------------------------------------   --------      ---------         --------     ---------
Marriott Hotels, Resorts and Suites...   $ 126.84          79.5%         $ 117.01         79.2%
Ritz-Carlton..........................     184.28          80.4%           177.80         76.5%
Renaissance...........................     117.37          72.8%           112.21         72.4%
Residence Inn.........................      95.41          85.8%            88.48         87.3%
Courtyard.............................      83.85          82.4%            78.29         82.5%
Fairfield Inn and Suites..............      50.89          78.4%            50.26         79.8%

Sales for Marriott Hotels, Resorts and Suites, which comprise over 65 percent of total lodging sales, increased nine percent for the first three quarters over the same period in 1996, due to strong REVPAR growth and the addition of 54 properties since the beginning of 1996.

-----------
/1/ Year-to-date 1996 statistics for REVPAR, occupancy and average room rates have been adjusted to make them comparable to the 1997 statistics. Due to the variations in the Company's fiscal year, which ends on the Friday closest to December 31, the week including the 1996 New Year's holiday is included in the first quarter of 1996, and the week including the 1997 New Year's holiday is included in the fourth quarter of 1996. The adjusted year-to-date 1996 statistics are based on the same calendar days as the 1997 statistics. Comparable statistics are used throughout this discussion, and are based on Company-operated U.S. properties. The Ramada International and New World brands do not have any U.S. properties.

REVPAR grew nine percent as average room rates increased by eight percent and occupancy increased slightly year-over-year. Profits increased as improved REVPAR generated higher base management fees and higher house profits, resulting in increased incentive fees at many hotels.

Ritz-Carlton reported an increase in average room rates of four percent and occupancy increased four percentage points to 80 percent, resulting in a nine percent increase in REVPAR.

RHG contributed $360 million of sales since the March 29, 1997 acquisition. After intangible amortization and interest expense, the RHG acquisition reduced year-to-date earnings per share by $.08 and is expected to reduce full year 1997 earnings per share by $.10 to $.14. REVPAR, for Company-operated U.S. Renaissance hotels, increased five percent due to higher room rates and a slight increase in occupancy.

Limited-service brands represented over 20 percent of total lodging sales for the first three quarters. Residence Inn, Courtyard and Fairfield Inn and Suites represent the Company in the limited service segments. In addition, the Company opened the first property under the TownePlace Suites brand, which is designed to attract extended-stay travelers in the moderate price range.

  * Residence Inn posted a REVPAR increase of six percent, due to an increase in average room rates of eight percent, to $95.41, offset by a slight decrease in occupancy to 86 percent. In addition to REVPAR increases for comparable properties, the net addition of 52 properties since the beginning of fiscal year 1996, including its fourth property outside the U.S., contributed to a 10 percent growth in sales.

  * Courtyard sales increased by nine percent. Average room rates increased seven percent, to $83.85, while occupancy remained at 82 percent, resulting in a REVPAR net increase of seven percent. Sales and profits also reflect the net addition of 77 units from the beginning of fiscal year 1996. Courtyard opened its 300th unit in Fort Worth, Texas during this period and expanded its non-U.S. operations to 10 franchised Courtyard units in the United Kingdom.

  * Fairfield Inn and Suites increased sales by nine percent over last year. A one percent increase in average room rate to $50.89 was offset by a slight decline in occupancy, to 78 percent for Company-operated units, resulting in relatively no change in REVPAR. Sales increased due to the net addition of 98 units since the beginning of fiscal year 1996, including the Company's 300th unit in Minneapolis/St. Paul.

Marriott Vacation Club International (MVCI) sold over 16,500 timeshare intervals in the first three quarters of 1997 representing an increase of 26 percent over the prior year. The Company's increase in sales resulted from very strong performance in several locations, including MVCI's first European location in Marbella, Spain, as well as Fort Lauderdale and Orlando, Florida and Hilton Head, South Carolina. Increased profits from resort development were offset by reduced financing income, due to lower note sales in the first three quarters of 1997.

CONTRACT SERVICES reported operating profit of $103 million on sales of $3,390 million, representing 10 percent and 23 percent increases, respectively, from the first three quarters of 1996. This profit growth was impacted by (i) start-up losses for new senior living communities and new distribution services accounts and centers, (ii) the sale-leaseback of four senior living communities in August 1996, and (iii) the sale, subject to long-term management agreements, of 29 senior living communities in June 1997.

Marriott Management Services reported increased profits on a seven percent increase in sales over the first three quarters of 1996. Increases in sales were due to the increased number of operating days for higher education, school services and corporate accounts during the period, and increased sales on existing comparable accounts.

Marriott Senior Living Services reported year-to-date profit growth on sales growth of 36 percent primarily due to the acquisition of Forum in the second quarter of 1996. In addition, occupancy rates on comparable properties increased two percentage points, to 94 percent and average per diem rates also increased by five percent, to over $99. A net of 55 properties opened since the beginning of 1996, including the Company's first properties to feature special care centers for people with Alzheimer's and other memory disorders, and the Company's first two Village Oaks communities.

Marriott Distribution Services more than doubled sales by adding several major restaurant accounts. Three new distribution centers were opened in 1997, an increase of five since the third quarter of last year. Profits declined due to the start-up costs at these new centers as well as costs associated with integration of new business within existing centers.

CORPORATE ACTIVITY. Interest expense increased 28 percent over the first three quarters of 1996, despite lower effective interest rates, as the average debt balance increased to finance the RHG acquisition, net of the proceeds of real estate sales throughout the year. Interest income decreased from $25 million to $19 million reflecting reduced loans receivable as a result of the collection and sale of over $200 million of loans in the second half of 1996. Corporate expenses increased due to non-cash items associated with investments generating significant income tax benefits as well as modest staff increases to accommodate growth and new business development.

The effective income tax rate increased from 39 percent to 39.5 percent reflecting approximately a one percentage point increase due to nondeductible goodwill amortization associated with the RHG acquisition, partially offset by tax credits generated by certain investments.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents totaled $359 million at September 12, 1997, an increase of $91 million from year end. Cash provided by operations of $514 million increased slightly over 1996 as higher net income was offset by working capital changes reported due to the timing of the 1996 year end. EBITDA increased 20 percent to $581 million. EBITDA is an indicative measure of the Company's operating performance which can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business. However, EBITDA is not an alternative to net income, operating profit, cash from operations, or any other operating or liquidity measure prescribed by generally accepted accounting principles.

Net cash used in investing activities totaled $925 million for the first three quarters of 1997, primarily consisting of the RHG acquisition and expenditures for the construction of limited-service lodging properties and senior living communities. Cash generated from dispositions of $438 million, primarily comprised $209 million from the sale of the 29 Forum properties to Host Marriott, as well as $103 million from the sale of Senior Living Services communities and $99 million from the sale of limited service hotels. The Company expects that, over time, it will sell certain lodging and senior living service properties under development, or to be developed, while continuing to operate them under long-term agreements.

The Company entered into a $1.5 billion bank credit facility on March 27, 1997. This new facility has a term of five years and bears interest at LIBOR plus a spread, presently 21.5 basis points, based on the Company's senior debt rating. Additionally, annual fees are paid on the total facility at a rate, presently 11 basis points, also based on the Company's senior debt rating.

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

Item 5.  Other Information
--------------------------

        None.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibits

       Exhibit
         No.            Descriptions
       -------          ------------

          4             Restated Bylaws of Marriott International, Inc.

        10.1 Second Amendment to Distribution Agreement, dated as of June 21, 1997, by and among Marriott International, Inc., Host Marriott Corporation and Host Marriott Services Corporation.

        10.2 Stock Purchase Agreement, dated as of June 21, 1997, by and between Host Marriott Corporation and Marriott Senior Living Services, Inc.

         11             Computation of Earnings Per Share

         12             Computation of Ratio of Earnings to Fixed Charges

         99             Forward-Looking Statements

(b) Reports on Form 8-K

    On July 7, 1997, the Company filed a report announcing that it had completed the sale of all of the issued and outstanding stock of Forum Group, Inc.
    to Host Marriott. On September 3, 1997, the Company filed a supplementary report containing pro forma financial information, reflecting the sale.

    On September 5, 1997, the Company filed a report describing beneficial ownership of LYONs in connection with a registered secondary offering thereof.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   MARRIOTT INTERNATIONAL, INC.




October 24, 1997                                   /s/ Stephen E. Riffee
                                                   ---------------------------
                                                   Stephen E. Riffee
                                                   Vice President, Finance and
                                                   Chief Accounting Officer