Form 10-K405
period 1998-01-02
MARRIOTT INTERNATIONAL INC
filed 1998-02-23
CIK 905036

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -        EXCHANGE ACT OF 1934

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 2, 1998          Commission File No. 1-12188

                         MARRIOTT INTERNATIONAL, INC.

Delaware                                                              52-0936594
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                              10400 Fernwood Road
                           Bethesda, Maryland  20817
                                (301) 380-3000


          Securities registered pursuant to Section 12(b) of the Act:

                TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------------       --------------------------------------------------
 Common Stock, $1.00 par value (125,415,165 shares                 New York Stock Exchange
        outstanding as of January 28, 1998)                        Chicago Stock Exchange
                                                                   Pacific Stock Exchange
                                                                 Philadelphia Stock Exchange

The aggregate market value of shares of common stock held by non-affiliates at January 2, 1998 was $6,265,084,255.

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

                      Documents Incorporated by Reference

Portions of the Proxy Statement prepared for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

             Index to Exhibits is located on pages 56 through 58.

                                    PART I

  Throughout this report, Marriott International, Inc., together with its consolidated subsidiaries, is referred to as "the Company."

FORWARD-LOOKING STATEMENTS

  When used throughout this report, the words "believes," "anticipates," "expects," "intends," "hopes," "estimates," "projects" and other similar expressions, which are predictions of or indicate future events and trends identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: dependence on arrangements with present and future property owners; contract terms offered by competitors; competition within each of the Company's business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms, timeshare units and senior living accommodations; the Company's continued ability to renew existing operating contracts and franchise agreements and obtain new operating contracts and franchise agreements (in each case on favorable terms); the Company's ability to develop and maintain positive relations with current and potential hotel and senior living community owners and contract services clients; the effect of international, national and regional economic conditions; the availability of capital to fund investments; the Company's ability to achieve synergies and performance improvements subsequent to closing on acquisitions; the Company's ability to successfully complete its recently announced spinoff and merger transactions; and other risks described from time to time in the Company's filings with the Securities and Exchange Commission, including those set forth on Exhibit 99 filed herewith. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

  The Company is a worldwide operator and franchisor of hotels, and a leading provider of food service and facilities management in the corporate, health care and education markets. The Company's operations are grouped in two business segments, Lodging and Contract Services, which represented 58 percent and 42 percent, respectively, of total sales in 1997.

  In its Lodging segment, the Company operates and franchises lodging facilities under 10 separate brand names and develops and operates vacation timesharing resorts.

  The Contract Services segment consists of three businesses. Marriott Management Services provides food service and facilities management to 2,981 clients in business, education and health care, primarily in North America. Marriott Senior Living Services develops and presently operates 89 senior living communities offering independent living, assisted living and skilled nursing care for seniors in the United States. Marriott Distribution Services supplies food and related products to Company operations and to external customers throughout the United States.

  Marriott International, Inc. was incorporated in Delaware in 1971. It was a wholly-owned subsidiary of Marriott Corporation until October 8, 1993, when Marriott Corporation separated the Company's businesses from its other businesses through a special dividend (the Distribution) to the holders of outstanding shares of Marriott Corporation common stock, on a share-for-share basis, of all the outstanding shares of the Company's common stock. Upon the consummation of the Distribution, Marriott Corporation changed its name to Host Marriott Corporation (together with its subsidiaries, Host Marriott). See Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies" and "Relationship with Host Marriott and Host Marriott Services."

Proposed Spinoff and Merger
---------------------------

  On October 1, 1997, the Company announced a definitive agreement to combine the operations of its Marriott Management Services Division (MMS) with the North American operations of Sodexho Alliance, S.A. (Sodexho), a worldwide food and management services organization. The combined company, to be renamed Sodexho Marriott Services, Inc. (SMS), will be the largest provider of contracted food services in North America, with over 4,800 accounts and annual sales in excess of $4 billion. SMS common stock is expected to be listed on the New York Stock Exchange.

  Prior to the merger, a new company comprised of the Company's lodging, senior living and distribution services businesses will be spun off, on a tax-free basis, to the Company's shareholders (the Spinoff). The common stock of this new company, New Marriott MI, Inc. (New Marriott), which will adopt the Marriott International, Inc. name, is expected to be listed on the New York Stock Exchange.

  Immediately following the Spinoff, Sodexho's North American operations will be merged with the Company's food service and facilities management business, to form SMS, and Sodexho will make a $304 million cash payment to SMS. As consideration for the merger and the cash payment to SMS, Sodexho will receive newly issued common shares of SMS totaling approximately 49 percent of the issued and outstanding common stock of SMS after giving effect to such issuance. The Company's shareholders and Sodexho will own approximately 51 percent and 49 percent, respectively, of SMS. The Spinoff and merger transactions are expected to be completed near the end of the first fiscal quarter of 1998.

  In connection with these transactions, the Company expects that its public debt and commercial paper borrowings will be refinanced by SMS. Prior to the Spinoff, the Company intends to offer to repurchase its outstanding public senior debt, currently totaling $720 million, through a tender offer and consent solicitation. In addition, the Company intends to repay all outstanding commercial paper prior to the Spinoff and merger transactions. The Company's commercial paper ($721 million outstanding as of January 28, 1998) is supported by a bank revolving credit facility of $1.5 billion. Each outstanding zero-coupon convertible subordinated note (LYONs) of the Company will be convertible into 2.19 shares of SMS common stock (after giving effect to a one-for-four reverse stock split described below), 8.76 shares of New Marriott Common Stock and 8.76 shares of New Marriott Class A Common Stock (described below). The LYONs debt will be assumed by New Marriott and SMS will assume a pro rata share of the debt obligation based on the respective equity values of the two companies.

  New Marriott and SMS will enter into agreements under which New Marriott will distribute food and supplies and provide administrative and data processing services to SMS. The rights to all Marriott trademarks and trade names will be transferred to New Marriott, which will license to SMS, for a period of four years, certain Marriott brand names used in the food service and facilities management business. In a related transaction, on October 31, 1997, Sodexho acquired the Company's food service and facilities management operations in the United Kingdom for approximately $50 million in cash.

  The Spinoff and the merger are subject to customary conditions, including approval by the Company's shareholders. A special meeting of stockholders is scheduled to be held on March 17, 1998 for purposes of considering and acting on the foregoing transactions and related matters. A proxy statement and proxy card relating to the special meeting were mailed beginning on February 16, 1998 to shareholders of record on January 28, 1998. In February 1998, the Company received a favorable ruling from the Internal Revenue Service confirming that the Spinoff will be tax-free to the Company and its shareholders. The waiting period for these transactions under the Hart-Scott-Rodino Antitrust Improvements Act expired on December 17, 1997.

  Upon consummation of the Spinoff, SMS will combine every four shares of its common stock into one share of SMS common stock pursuant to a reverse stock split. Additionally, New Marriott will have two classes of common stock. One class will have one vote per share (New Marriott Common Stock) and one class will have ten votes per share (New Marriott Class A Common Stock). Each holder of Company common stock on the record date for the Spinoff will receive one share of New Marriott Common Stock and one share of New Marriott Class A Common Stock for each share of Company common stock owned on such date. The rights, powers and preferences of the two classes of stock will otherwise be identical, except that the Board of Directors may declare and pay regular quarterly cash dividends on the New Marriott Common Stock that may be up to 125% of the cash dividend declared and paid on the New Marriott Class A Common

Stock, and the New Marriott Common Stock has certain customary minority rights protection provisions that apply if a person or group of persons acquires over 15% of the outstanding shares of New Marriott Class A Common Stock after the Spinoff, and does not at that time hold at least the same percentage of New Marriott Common Stock.

  Financial information by industry segment and geographic area as of January 2, 1998 and for the three fiscal years then ended, appears in the Consolidated Statement of Income, the Summary of Significant Accounting Policies - International Operations and the Business Segments notes to the Consolidated Financial Statements included in Part II, Item 8.

Employee Relations
------------------

  At January 2, 1998, the Company had approximately 195,000 employees, including approximately 11,500 who are subject to collective bargaining agreements. The Company believes its relations with employees are positive.

Other Properties
----------------

  In addition to the operating properties discussed below, the Company leases an 870,000 square foot office building, located in Bethesda, Maryland, which serves as the Company's headquarters. This lease has an initial term which expires in 2004, and includes options for an additional 15 years.

  The Company believes its properties are in generally good physical condition with need for only routine repair and maintenance.

LODGING

  The Company's Lodging businesses included 1,478 operated or franchised hotels with 297,086 rooms at January 2, 1998, under 10 distinct brands, serving all segments of the lodging industry: Marriott Hotels, Resorts and Suites (full-service); Ritz-Carlton (luxury); Renaissance (full-service); New World (full-service); Ramada International (moderate-price, full-service); Residence Inn (extended-stay); Courtyard hotels (moderate-price); Fairfield Inn and Suites (economy); TownePlace Suites (moderate-price, extended-stay) and serviced apartments including those operated under the Marriott Executive Residences brand (extended-stay, international). The Company is also a leading developer and operator of vacation timesharing properties (Marriott Vacation Club International).

Company-Operated Lodging Properties
-----------------------------------

  At January 2, 1998, the Company operated a total of 729 properties (191,214 rooms) across its 10 lodging brands under long-term management or lease agreements with property owners (together, the Operating Agreements).

  Terms of the Company's management agreements vary, but typically include base and incentive management fees and reimbursement of costs (both direct and indirect) of lodging operations. Such agreements are generally for initial periods of 20 to 30 years, with options to renew for up to 50 additional years. The Company's lease agreements also vary, but typically include fixed annual rentals plus additional rentals based on a percentage of annual revenues in excess of a fixed amount. Many of the Operating Agreements are subordinated to mortgages or other liens securing indebtedness of the owners. Additionally, a number of the Operating Agreements permit the owners to terminate the agreement if financial returns fail to meet defined levels and the operator has not cured such deficiencies.

  The Company's responsibilities for units it operates include hiring, training and supervising the managers and employees required to operate the facilities. The Company provides centralized reservation services, and national advertising, marketing and promotional services, as well as various accounting and data processing services. The Company prepares and implements annual budgets for lodging facilities that it operates. Additionally, the Company is responsible for allocating funds, generally a fixed percentage of revenue, for periodic renovation of buildings and replacement of furnishings. The Company believes that its ongoing refurbishment program is adequate to preserve the competitive position and earning power of the hotels.

Franchised Lodging Properties
-----------------------------

  The Company has franchising programs that permit the use of its brand names and its lodging systems by other hotel owners and operators. Under these programs, the Company receives an initial application fee and continuing royalty fees, which typically range from 4 percent to 6 percent of room revenues for all brands, plus 2 percent to 3 percent of food and beverage revenues for full-service hotels. In addition, franchisees contribute to the national marketing and advertising programs, and pay fees for use of the Company's centralized reservation systems. At January 2, 1998, the Company had 749 franchised properties (105,872 rooms).

Summary of Hotels by Brand
--------------------------

 The table below shows the distribution of hotels by brand as of January 2, 1998.

                                                              Company-operated                          Franchised
                                                     --------------------------------      ----------------------------------
                      Brand                               Units             Rooms               Units               Rooms
-------------------------------------------------    -------------     --------------      --------------      --------------
Marriott Hotels, Resorts and Suites                            204             87,423                 122              37,148
Ritz-Carlton                                                    33             11,416                   -                   -
Renaissance                                                     62             24,183                   8               2,587
New World                                                       14              6,889                   -                   -
Ramada International                                            33              7,032                  41               7,444
Residence Inn                                                  112             14,719                 146              15,957
Courtyard                                                      210             30,731                 139              17,015
Fairfield Inn and Suites                                        51              7,133                 293              25,721
TownePlace Suites                                                2                184                   -                   -
Marriott Executive Residences and Other                          8              1,504                   -                   -
                                                     -------------     --------------      --------------      --------------
Total                                                          729            191,214                 749             105,872
                                                     =============     ==============      ==============      ==============

  A significant proportion of hotels operated or franchised by the Company at January 2, 1998 were located outside the U.S., as follows:

                                                                    U.S.                                 Non-U.S.
                                                     --------------------------------      ----------------------------------
                      Brand                               Units             Rooms               Units               Rooms
-------------------------------------------------    -------------     --------------      --------------      --------------
Marriott Hotels, Resorts and Suites                            254            101,641                  72              22,930
Ritz-Carlton                                                    20              7,166                  13               4,250
Renaissance                                                     31             14,145                  39              12,625
New World                                                        -                  -                  14               6,889
Ramada International                                             -                  -                  74              14,476
Residence Inn                                                  254             30,125                   4                 551
Courtyard                                                      338             46,715                  11               1,031
Fairfield Inn and Suites                                       344             32,854                   -                   -
TownePlace Suites                                                2                184                   -                   -
Marriott Executive Residences and Other                          -                  -                   8               1,504
                                                     -------------     --------------      --------------      --------------
Total                                                        1,243            232,830                 235              64,256
                                                     =============     ==============      ==============      ==============

  Marriott Hotels, Resorts and Suites primarily serve business and leisure travelers and meeting groups at locations in downtown and suburban areas, near airports and at resort locations. Most Marriott full-service hotels contain from 300 to 500 rooms. However, the 19 convention hotels (approximately 18,500 rooms) are larger and contain up to 1,900 rooms. Marriott full-service hotel facilities typically include swimming pools, gift shops, convention and banquet facilities, a variety of restaurants and lounges and parking facilities. The 35 Marriott resort hotels (approximately 15,000 rooms) have additional recreational facilities, such as tennis courts and golf courses. The 10

Marriott Suites (approximately 2,600 rooms) are full-service suite hotels that typically contain about 250 suites, each consisting of a living room, bedroom and bathroom. These properties have only limited meeting space.

  The Company operates 25 conference centers, with approximately 4,400 guest rooms, located throughout the United States. Some of the centers are used exclusively by employees of the sponsoring organization, while others are marketed to outside meeting groups and individuals. The centers typically include meeting room space, dining facilities, guest rooms and recreational facilities. The Company receives management fees for operating the conference centers under contracts which typically range from one to five years. Management fees are generally based on a fixed amount or a percentage of revenues, and some of the management contracts provide for the Company to earn incentive fees if certain financial targets are exceeded.

  Room revenues for Marriott full-service hotels contributed approximately 61 percent of the Company's full-service hotel sales for fiscal year 1997, with the remainder coming from food and beverage operations, recreational facilities and other services. Individual business and leisure travelers accounted for approximately 62 percent of occupied room nights at the Company full-service hotels for fiscal year 1997, with group meetings representing another 38 percent. Although business at many resort properties is seasonal depending on location, overall hotel profits have been relatively stable and include only moderate seasonal fluctuations.

  As of January 2, 1998, Marriott Hotels, Resorts and Suites were located in 41 states, the District of Columbia and 33 other countries. The Company expects to add 21 operated or franchised Marriott Hotels, Resorts and Suites (approximately 6,100 rooms) during 1998. Of these hotel rooms, approximately 50 percent will be located outside the United States.

  At January 2, 1998, Marriott Hotels, Resorts and Suites operated or franchised were located outside the U.S. in the United Kingdom (23 hotels), Continental Europe (14 hotels), Asia (eight hotels), the Americas (17 hotels), Africa and the Middle East (eight hotels) and Australia (two hotels).

  Ritz-Carlton hotels and resorts are renowned for their distinctive architecture and the quality of their facilities, dining and guest service.
Most Ritz-Carlton hotels have 200 to 500 guest rooms and typically include meeting and banquet facilities, a variety of restaurants and lounges, gift shops, swimming pools and parking facilities. Resort guests usually have access to additional recreational amenities, such as tennis courts and golf courses.

  As of January 2, 1998, Ritz-Carlton luxury hotels and resorts were located in the United States and 12 other countries. It is expected that three Ritz-Carlton hotels (approximately 1,000 rooms) will be opened during 1998.

  Renaissance is a global quality-tier brand which targets business travelers, group meetings and leisure travelers. Renaissance hotels are generally located in downtown locations of major cities, in suburban office parks, near major gateway airports and in destination resorts. Most hotels contain 300 to 500 rooms; however, a few of the convention hotels are larger in size, and some hotels in non-gateway markets, particularly in Europe, are smaller. Renaissance hotels typically include an all-day dining restaurant, a specialty restaurant, club floors and lounge, boardrooms, convention and banquet facilities. There are 15 Renaissance Resorts which have additional recreational facilities including golf, tennis and water sports. As of January 2, 1998, Renaissance hotels were located in 15 states, the District of Columbia and 22 other countries.

  At January 2, 1998, Renaissance hotels operated or franchised by the Company were located outside the U.S. in Continental Europe (16 hotels), Asia (12 hotels), the Americas (eight hotels), Africa and the Middle East (two hotels) and Australia (one hotel).

  New World primarily targets international business travelers. New World hotels are located exclusively in the Asia-Pacific region and are concentrated in the major business districts of gateway cities in China and Southeast Asia. With hotels in the key gateway markets to China of Hong Kong, Beijing and Shanghai, New World has expanded into China's secondary business centers. New World hotels typically range in size from 300 to 600 rooms and offer multiple restaurants and lounges, executive floors and a variety of recreational, banquet and meeting facilities. As of January 2, 1998, New World hotels were located in seven countries outside the U.S.

  Ramada International is a moderately priced, full-service brand targeted at business and leisure travelers. Each full-service Ramada International property includes a restaurant, a cocktail lounge and full-service meeting and banquet facilities. Ramada International hotels are located primarily in Europe in major and secondary cities, near major international airports and suburban office park locations. The Company also receives a royalty fee from Cendant Corporation (successor to HFS, Inc.) and Ramada Franchise Canada Limited for the use of the Ramada name in the United States and Canada, respectively.

  As of January 2, 1998, Ramada International hotels were located in 22 countries outside of the U.S., including the United Kingdom (four hotels), Continental Europe (48 hotels), Asia (11 hotels), Central and South America (three hotels), Africa and the Middle East (five hotels) and Australia (three hotels).

  The Company expects to add 17 hotels (approximately 4,000 rooms) to the Renaissance, New World and Ramada International brands during fiscal 1998.

  Courtyard hotels is the Company's moderate-price limited service hotel product. Aimed at individual business and leisure travelers as well as families, Courtyard hotels maintain a residential atmosphere and typically have 80 to 150 rooms. Well landscaped grounds include a courtyard with a pool and social areas. Most hotels feature meeting rooms, limited restaurant and lounge facilities, and an exercise room. The operating systems developed for these hotels allow Courtyard to be price competitive while providing better value through superior facilities and guest service.

  As of January 2, 1998, Courtyard hotels were located in 42 states, the District of Columbia, Canada and the United Kingdom. The Company expects to add 36 properties (approximately 5,000 rooms) to its Courtyard hotel system during fiscal 1998, primarily through franchising.

  Residence Inn is the U.S. market leader in the extended-stay lodging segment, which caters primarily to business, government and family travelers who stay more than five consecutive nights. Residence Inns generally have 80 to 130 studio and two-story penthouse suites. Most inns feature a series of residential style buildings with landscaped walkways, courtyards and recreational areas. The inns do not have restaurants but offer complimentary continental breakfast. Each suite contains a fully equipped kitchen, and many suites have wood-burning fireplaces.

  As of January 2, 1998, Residence Inns were located in 43 states, Canada and Mexico. The Company expects to add 34 inns (approximately 4,000 rooms) to its Residence Inn system during fiscal 1998, primarily through franchising.

  Fairfield Inn and Suites is the Company's economy lodging product which competes directly with major national economy motel chains. Aimed at cost-conscious individual business and leisure travelers, a typical Fairfield Inn has 63 to 135 rooms and offers a swimming pool, complimentary continental breakfast and free local phone calls. Fairfield Suites are designed to meet the needs of travelers who require more space and amenities. They feature suites that are 25 percent larger than the typical Fairfield Inn room, and offer a broader range of amenities.

  As of January 2, 1998, Fairfield Inn and Suites were located in 47 states.
The Company expects to add 44 franchised Fairfield Inn and Suites (approximately 3,900 rooms) to its system during fiscal 1998.

  TownePlace Suites is a moderately priced, extended-stay hotel that is designed to appeal to business and leisure travelers. The standard TownePlace Suites hotel consists of two interior-corridor buildings containing 95 units consisting of high-quality one- and two-bedroom studio suites. Each suite has a fully equipped kitchen and separate living area. Each hotel provides housekeeping services and has on-site exercise facilities, an outdoor pool, 24-hour staffing and laundry facilities. The Company plans to open 18 TownePlace Suites (approximately 1,900 rooms) during fiscal 1998.

  Serviced apartments provide temporary housing for business executives and others who need quality accommodations outside their home country for 30 or more days. Some serviced apartments operate under the

Marriott Executive Residences brand, that was introduced in February 1997 and is being developed specifically for the long-term international traveler.

  Marriott Vacation Club International develops, sells and operates vacation timesharing resorts. Profits are generated from three primary sources: (1) selling fee simple and other forms of timeshare interests, (2) operating the resorts and (3) financing consumer purchases of timesharing intervals.

  Some timesharing resorts are located adjacent to Marriott hotels and timeshare owners have access to certain hotel facilities during their vacation. Owners can trade their annual interval for intervals at another Marriott timesharing resort or for intervals at certain timesharing resorts not otherwise sponsored by the Company through an affiliated exchange company. Owners also can trade their unused interval for points in the Marriott Rewards program, enabling them to stay at over 1,300 Marriott hotels worldwide.

  In 1997, the Company had 11 resorts in active sales, including the historic Custom House in Boston, which is the Company's first urban timeshare project and the Company's first European timeshare resort in Marbella, Spain. Additionally, the Company announced its second European timeshare and golf resort on the island of Mallorca in Spain. In 1997, the Company added 20,000 new owners taking the Company's total timeshare owners to over 100,000. In addition, the Company purchased a minority ownership in Interval International, Inc., one of the leading timeshare interval exchange companies.

  As of January 2, 1998, the Company operated 32 timeshare resorts located in the Continental U.S. (28 resorts), Hawaii (one resort), the Caribbean (two resorts) and Europe (one resort).

Other Activities
-----------------

 Marriott Golf manages 17 golf course facilities for the Company and other golf course owners.

  The Company has provided event planning and management services since 1996 under the brand name of Marquis Events International by Marriott. In 1996, the Company was awarded a contract by the National Football League to be the official provider of hospitality services such as catering, beverage services, entertainment and decor to the NFL's corporate clientele for the 1997, 1998 and 1999 Super Bowls.

  The Company operates systemwide hotel reservation centers in Omaha, Nebraska; Salt Lake City, Utah; Atlanta, Georgia; Los Angeles, California; and London, England that handle reservation requests for Marriott lodging brands worldwide, including franchised units. A further eight regional administrative office locations also serve as reservation centers. The Company owns the Omaha facility and leases the other facilities.

  The Company's Architecture and Construction Division assists in the design, development, construction and refurbishment of lodging properties and senior living communities.

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

  Affiliation with a national or regional brand is prevalent in the U.S. lodging industry. In 1997, the majority of U.S. hotel rooms were brand-affiliated.
Most of the branded properties are franchises, under which the operator pays the franchisor a fee for use of its hotel name and reservation system. The franchising business is fairly concentrated, with the three largest franchisors operating multiple hotel brands accounting for a significant proportion of all U.S. rooms.

  Outside the United States, branding is much less prevalent, and most markets are served primarily by independent operators. The Company believes that chain affiliation will increase in overseas markets as local economies grow, trade barriers are reduced, international travel accelerates and hotel owners seek the economies of centralized reservation systems and marketing programs.

  The Company has approximately a six percent share of the U.S. lodging market and less than a one percent share of the lodging market outside the United States. The Company's brands are attractive to hotel owners seeking a management company or franchise affiliation, because its hotels typically generate higher occupancies and revenue per available room (REVPAR) than direct competitors in most market areas. The Company attributes this performance premium to its success in achieving and maintaining strong customer preference. The Company believes its superior facilities, national marketing programs, reservation systems and its emphasis on guest service and satisfaction are contributing factors.

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

  Repeat guest business is enhanced by the Marriott Rewards and Marriott Miles programs, which reward frequent travelers with free stays at Marriott hotels or free travel on participating airlines. Marriott Rewards, introduced in the spring of 1997, is a multi-brand frequent guest program and replaced the Company's 14-year-old Honored Guest Awards program. In addition to the participation of seven Marriott Brands and Marriott Vacation Club International, Marriott Rewards has formed a partnership with select Ritz-Carlton hotels and also allows members to exchange points for frequent flyer miles with nine partner airlines. Management believes that the frequent stay programs generate substantial repeat business that might otherwise go to competing hotels.

  The resort timesharing industry also is very competitive. Formerly dominated by real estate development companies and entrepreneurs, the industry has recently begun to attract well capitalized corporations with significant experience in the lodging and hospitality-related industries. The Company currently has about a six percent share of this rapidly growing industry's annual worldwide sales of about $6 billion. The Company competes by offering premium quality products at attractive locations to prospective timeshare buyers, many of whom are familiar with the Company's strong commitment to customer satisfaction through its hotel properties. Approximately 26 percent of the Company's ownership resort sales come from additional purchases by or referrals from existing owners.

CONTRACT  SERVICES

  The Contract Services segment includes three businesses: Marriott Management Services (food service and facilities management); Marriott Senior Living Services (development and operation of senior living communities and related senior care services); and Marriott Distribution Services (distribution of food and supplies).

Marriott Management Services
----------------------------

  Marriott Management Services provides food service and facilities management for 2,981 businesses, industrial operations, health care facilities, primary and secondary school districts, and colleges and universities located throughout the United States and Canada. The services are provided at client facilities under contracts typically cancelable by either party on 30 to 120 days notice. Income earned by MMS from these contracts is based upon a negotiated fee, the profit of the account or both.

  MMS has grown significantly through a combination of acquisitions, new accounts and new service offerings to become a leading provider of food service and facilities management in the corporate, health care and education markets. The Company is pursuing additional growth opportunities in these existing businesses through cross-selling of services to existing clients and obtaining food service and facilities management accounts at schools, hospitals and other institutions which currently are self-operated. MMS provides multiple services to many clients, including: supplying food; housekeeping and janitorial services; operating, maintaining and servicing building equipment and systems; and managing laundry facilities.

 The following table provides information as of January 2, 1998, regarding MMS accounts:

                                                                                        Accounts
                                                                                   -----------------
     United States
        Corporate Services....................................................                   973
        Health Care...........................................................                   947
        Higher Education......................................................                   530
        School Services.......................................................                   362
        Laundries.............................................................                    33

     Canada...................................................................                   136
                                                                                   -----------------

        Total accounts........................................................                 2,981
                                                                                   =================

Marriott Senior Living Services
-------------------------------

  Through its Senior Living Services business, the Company develops and operates both "independent full-service" and "assisted living" senior living communities and provides related senior care services. Most are rental communities with daily rates that depend on the amenities and services provided. The Company is the largest U.S. operator of senior living communities in the quality tier.

  As of January 2, 1998, the Senior Living Services business operated 44 independent full-service senior living communities, which offer both independent living apartments and personal assistance units for seniors. Most of these communities also offer licensed nursing care.

  As of January 2, 1998, the Senior Living Services business also operated 45 assisted living senior living communities under the names "Brighton Gardens by Marriott," "Village Oaks," "National Guest Homes" and "Hearthside." Assisted living senior living communities are for seniors who presently require personal assistance with hygiene, administration of medication, mobility and other daily activities which do not require skilled nurses. The Brighton Gardens concept is quality tier assisted living which generally has 100 single resident assisted living suites and 30 to 40 nursing beds in a community. Alzheimer care units are also provided at 23 communities. Village Oaks and National Guest Homes are moderately priced assisted living concepts which emphasize non-family companion living and generally have 70 two-person suites in a community. These concepts are geared for the cost-conscious senior who enjoys the companionship of another unrelated individual. Hearthside assisted living communities consist of a cluster of six or seven 14-room cottages which offer residents small scale and family-like living at a moderate price.

  The assisted living concepts typically include three meals per day, linen and housekeeping services, security, transportation, and social and recreational activities. Additionally, skilled nursing and therapy services are generally available to Brighton Gardens and Hearthside residents.

  Terms of the senior living services management agreements vary but typically include base management fees, ranging from four to five percent of revenues, central administrative services reimbursements and incentive management fees. Such agreements are generally for initial periods of five to 30 years, with options to renew for up to 25 additional years. Under the terms of the lease agreements covering certain of the communities, the Company pays the owner fixed annual rentals plus additional rentals equal to a percentage of annual revenues in excess of a fixed amount.

  The senior living services market is one of the fastest-growing segments of the U.S. economy and the Company is expanding its Senior Living Services division to meet this growing demand. By the end of fiscal 1998, the Company expects to operate approximately 120 senior living communities.

 As of January 2, 1998, the Company operated 89 senior living communities in 24 states.

                                                                           Communities                     Units/1/
                                                                      -------------------            -------------------
Independent full-service
      - owned....................................................                       3                          1,189
      - operated under long-term agreements......................                      41                         11,074
                                                                      -------------------            -------------------
                                                                                       44                         12,263
                                                                      -------------------            -------------------

Assisted living
      - owned....................................................                      12                          1,242
      - operated under long-term agreements......................                      33                          4,188
                                                                       -------------------            -------------------
                                                                                       45                          5,430
                                                                      -------------------            -------------------
      Total senior living communities............................                      89                         17,693
                                                                      ===================            ===================

________
/1/ Units represent independent and assisted living apartments plus beds in nursing centers.

Marriott Distribution Services (MDS)
------------------------------------

  MDS is a United States limited-line distributor of food and related supplies, carrying an average of 3,000 product items per distribution center. This business unit originally focused on purchasing, warehousing and distributing food and supplies to other Company businesses. In recent years, however, MDS has steadily increased its third-party business to about 65 percent of total sales volume in fiscal year 1997, compared to less than 15 percent in fiscal year 1988.

  MDS operated a nationwide network of 15 distribution centers as of January 2, 1998, including three centers opened during 1997. Leased facilities are generally built to the Company's specifications, and utilize a narrow aisle concept and technology to enhance productivity.

  MDS plans to pursue new business by leveraging its purchasing economies, quality assurance programs and operating systems.

Competition
-----------

  The Company encounters strong competition in each of its Contract Services businesses. MMS competes with other large national and international companies as well as local and regional competitors. MMS has a proven track record at winning new clients and retaining existing business. Over the last three years, MMS's company-wide success rate on contract bids was over 40 percent, representing the number of contracts awarded to MMS as a percentage of the total number of contracts for which it bid. MMS has achieved an average annual company-wide retention of clients representing over 95 percent of its profits over the last three years.

  Marriott Senior Living Services competes mostly with local and regional providers of long-term health care and senior living, although some national providers are emerging in the assisted living market. Marriott Senior Living Services is able to compete by operating well maintained facilities and by providing quality health care, food service and other services at reasonable prices. The reputation for service associated with the Marriott name is also attractive to residents and their families. Additionally, Marriott Senior Living Services has focused on developing relationships with professionals who often refer seniors to senior living communities, such as hospital discharge planners and ministers. By educating these groups on the assisted living concept, and familiarizing them with the Marriott product and associates, Marriott Senior Living Services generates a significant volume of referrals that helps its senior living communities to quickly achieve high, stabilized occupancy levels.

  MDS competes with numerous national, regional and local distribution companies in the $134 billion U.S. food distribution industry. MDS attracts clients by adopting competitive pricing policies and by maintaining one of the highest order fill rates in the industry. In addition, MDS uses its purchasing leverage and limited product lines to provide a favorable cost structure.

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

 None.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The range of the Company's common stock prices and dividends declared per share for the past two fiscal years are as follows:

                                                                                                               Dividends
                                                                                                               Declared
                                                               High                    Low                     Per Share
                                                         ---------------        ---------------          -------------------
1996    -  First Quarter                                   $      52 5/8          $      37 1/4            $       0.08
        -  Second Quarter                                         50                     44 1/4                    0.08
        -  Third Quarter                                          57 3/8                 48 3/8                    0.08
        -  Fourth Quarter                                         59 7/8                 51 3/8                    0.08

1997    -  First Quarter                                          57 1/4                 49 5/8                    0.08
        -  Second Quarter                                         64 1/8                 49 5/8                    0.09
        -  Third Quarter                                          71 3/4                 60                        0.09
        -  Fourth Quarter                                         76 3/4                 65 1/8                    0.09

  At January 28, 1998, there were 125,415,165 shares of common stock outstanding held by 50,758 shareholders of record. The Company's common stock is traded on the New York Stock Exchange, Chicago Stock Exchange, Pacific Stock Exchange and Philadelphia Stock Exchange.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

  The following table presents summary selected historical financial data for the Company derived from its financial statements as of and for the five fiscal years ended January 2, 1998.

  The Company was a wholly-owned subsidiary of Marriott Corporation (now named Host Marriott Corporation) prior to October 8, 1993, on which date its common stock was distributed to Marriott Corporation shareholders. The historical income statement of the Company for 1993 includes 40 weeks of operating results as a subsidiary of Marriott Corporation and 12 weeks of operating results as an independent entity. As a result, 1993 operating results are not directly comparable to other years. The historical information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto, each contained herein.

                                                                           Fiscal Year
                                                  ------------------------------------------------------------
                                                     1997/1/      1996/2/       1995        1994        1993
                                                  ------------------------------------------------------------
                                                               (in millions, except per share data)
INCOME STATEMENT DATA:
Sales............................................   $  12,034    $  10,172    $  8,961    $  8,415    $  7,430
Operating Profit Before
   Corporate Expenses and Interest...............         726          629         490         413         356
Income Before Cumulative Effect
   of a Change in Accounting Principle/4/........         335          306         247         200         159
Net Income.......................................         335          306         247         200         126
PER SHARE DATA:
Diluted Earnings Per Share Before Cumulative
 Effect of a Change in Accounting Principle/4/...        2.46         2.25        1.87        1.51        1.27
Diluted Earnings Per Share/3/....................        2.46         2.25        1.87        1.51        1.01
Cash Dividends Declared..........................        0.35         0.32        0.28        0.28        0.14
BALANCE SHEET DATA (AT END OF YEAR):
Total Assets.....................................       6,322        5,075       4,018       3,207       3,092
Long-Term and Convertible Subordinated Debt......       1,844        1,307         806         506         564
Shareholders' Equity.............................       1,463        1,260       1,054         767         696

___________
/1/ Operating results in 1997 include a loss before tax of $22 million
($14 million after tax, or $.10 per share) on the sale of the UK operations of Marriott Management Services to a subsidiary of Sodexho in connection with the Spinoff and pending merger with Sodexho's North American operations.
/2/ Fiscal year 1996 includes 53 weeks, all other years include 52 weeks.
/3/ Earnings per share data have been restated to reflect the adoption in 1997 of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." /4/ Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," was adopted in the first fiscal quarter of 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following discussion presents an analysis of results of operations of the Company for fiscal years ended January 2, 1998 (52 weeks), January 3, 1997 (53 weeks) and December 29, 1995 (52 weeks). Comparable statistics are used throughout this report and are based upon Company-operated U.S. properties. The Ramada International and New World brands do not have any U.S. properties.

1997 Compared to 1996.

  Net income increased nine percent to $335 million in fiscal 1997, on a sales increase of 18 percent to $12 billion, driven by contributions from new unit expansion and strong profit growth for the Lodging segment, partially offset by the loss on the sale of the UK operations of Marriott Management Services and the impact of the Renaissance Hotel Group (RHG) acquisition. Diluted earnings per share increased nine percent to $2.46, reflecting higher net income. Before the loss on sale of the UK operations of Marriott Management Services and the impact of the RHG acquisition, net income and diluted earnings per share increased 20 percent.

  LODGING operating profit was up 26 percent on 20 percent higher sales, benefiting from favorable conditions in the U.S. lodging market, and contributions from new properties. The revenue increase resulted from average REVPAR growth across all brands of eight percent and the net addition of 325 hotels (69,810 rooms), including the RHG acquisition. This revenue growth resulted in higher base management and franchise fees. Revenue growth also contributed to higher house profits which resulted in higher incentive management fees.

  Profits for Marriott Hotels, Resorts and Suites increased in excess of 20 percent in fiscal 1997 on sales growth of seven percent, which reflects the addition of a net of two units (881 rooms) in the U.S. and a net of eight units (2,903 rooms) internationally. Comparable Company-operated U.S. hotels achieved seven percent higher sales due to REVPAR increases of nine percent resulting from room rate growth of nine percent to $129. These sales gains, coupled with profit margin improvements, generated substantially higher incentive management fees at many properties. Profits for international hotels also were higher, primarily because of contributions from new properties in 1996 and 1997.

  Ritz-Carlton reported an increase in average room rates of five percent to $185 and an increase in occupancy of four percentage points to 79 percent, resulting in a 10 percent increase in REVPAR.

  RHG, which is comprised of the Renaissance, New World and Ramada International brands, contributed $594 million in sales during fiscal 1997. The March 29, 1997 RHG acquisition reduced diluted earnings per share by $.13 in fiscal 1997. REVPAR for Company-operated U.S. Renaissance hotels increased six percent due to higher room rates and a slight decrease in occupancy. Integration of RHG into the Company's payroll, procurement, marketing and sales, reservation and yield management systems continues to progress on schedule and is expected to contribute to revenue gains and margin improvements in 1998.

  The limited-service lodging brands reported eight percent higher sales and more than 25 percent profit growth in fiscal 1997 benefiting from increased incentive management fees on Company-operated properties and expansion of franchising programs. The limited-service brands added a net of 149 properties (16,390 rooms), primarily franchises, during fiscal 1997.

 .    Courtyard, the Company's moderate-price brand, posted a five percent increase in sales for comparable Company-operated units, as average room rates and REVPAR were up eight percent while occupancy remained at 81 percent.

 .    Residence Inn, the Company's extended-stay brand, generated five percent growth in sales for comparable Company-operated units as average room rates climbed eight percent to $95, while occupancy dipped slightly to 84 percent resulting in a six percent increase in REVPAR.


 .    Fairfield Inn and Suites, the Company's economy brand, reflected a decrease of two percent in sales for comparable Company-operated units. A two percent increase in average room rates to $51 was offset by a slight decline in occupancy to 75 percent, resulting in no change in REVPAR.

  Marriott Vacation Club International posted a 21 percent increase in the number of timeshare intervals sold and 51 percent growth in financially reported sales under the percentage of completion method. The sales increase resulted from strong performance in several locations, including Marriott Vacation Club International's first European resort in Marbella, Spain, as well as Fort Lauderdale and Orlando, Florida and Hilton Head, South Carolina. Increased profits from resort development were offset by reduced financing income, due to lower sales of timeshare notes receivable during fiscal 1997.

  CONTRACT SERVICES reported a one percent increase in operating profit on 16 percent higher sales in fiscal 1997, before the $22 million loss on the sale of the UK operations of Marriott Management Services. Profit comparisons between years are affected by sales to investors during 1996 and 1997 of 43 senior living communities which Marriott continues to operate under long-term agreements. Before the impact of both of these transactions, Contract Services profits increased 11 percent over fiscal 1996. Contract Services' operating profit was also adversely affected by start-up losses for new distribution centers and distribution accounts.

  Before the loss on the sale of the UK operations, Marriott Management Services generated 14 percent higher profits on a sales increase of three percent in fiscal 1997. Sales and profits increased due to new contracts, expanded service to ongoing accounts and continued cost reductions in several areas. The corporate services, healthcare, education and school services divisions were the main contributors to the profit growth.

  Marriott Senior Living Services reported a sales increase of 28 percent in fiscal 1997 over 1996, primarily due to the opening of 17 communities during 1997 and a two percentage point increase in occupancy, to 95 percent, for comparable properties. The Company has sold 43 senior living properties to investors since the beginning of 1996, retaining long-term operating agreements. Operating profit declined as "ownership profits" from these properties were replaced with "managed operating profits." This reduction in operating profit was offset by a corresponding reduction in interest expense.

  Marriott Distribution Services' sales were up sharply in fiscal 1997 as a result of the addition of several major restaurant customers and the net addition of two new distribution centers. Profits, however, were lower in fiscal 1997 due to start-up costs associated with the new centers, as well as costs of integrating the new business into existing distribution centers.

  Corporate expenses rose 19 percent in 1997, due to non-cash items associated with investments generating significant income tax benefits as well as modest staff increases to accommodate growth and new business development. Interest expense increased 29 percent over fiscal 1996 despite lower effective interest rates. The average debt balance increased due to the acquisition of RHG, partially offset by proceeds from sales of hotels and senior living communities. Interest income declined 14 percent, primarily due to collections and sales of affiliate and other notes receivable.

  The Company's effective income tax rate increased to 39.5 percent in 1997, compared to 39 percent in 1996, reflecting approximately a one percentage point increase due to the RHG acquisition and the Company's ongoing participation in jobs and affordable housing tax credit programs. The effective tax rate is expected to decline about one-half percentage point in 1998.

1996 Compared to 1995.

  Net income increased 24 percent to $306 million in 1996, driven by contributions from new unit expansion and strong profit growth for both the Lodging and Contract Services segments, partially offset by higher interest and corporate expenses. Diluted earnings per share advanced 20 percent to $2.25, reflecting higher net income partially offset by higher average shares outstanding.

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

  Profits for Marriott Hotels, Resorts and Suites rose 24 percent in 1996 on sales growth of nine percent reflecting the addition of a net of two units (1,006 rooms) in the U.S. and a net of 17 units (3,768 rooms) internationally. Comparable Company-operated U.S. hotels posted eight percent higher sales due to room rate growth of seven percent to $118, and a one percentage point increase in occupancy to 78 percent. These sales gains, coupled with profit margin improvements, generated substantially higher incentive management fees at many properties. Profits for international hotels also were higher, primarily because of contributions from new properties.

  The limited-service lodging brands reported 10 percent higher sales and 29 percent profit growth in 1996, also benefiting from increased incentive management fees on Company-operated properties, and expansion of franchising programs. The three brands added a net of 125 properties (12,888 rooms), primarily franchises, during 1996.

 .    Courtyard posted an eight percent increase in sales for comparable Company-
     operated units, as average room rates were up eight percent to $78 while occupancy remained at 81 percent.

 .    Residence Inn generated eight percent growth in sales for comparable
     Company-operated units as average room rates climbed seven percent to $89, while occupancy dipped slightly to 85 percent.

 .    Fairfield Inn and Suites achieved a six percent sales gain for comparable
     Company-operated units, as average room rates were boosted 10 percent to $50. Occupancy fell four percentage points to 77 percent, reflecting the planned shift to higher rated business. The Company introduced Fairfield Suites in 1996.

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

  Also contributing to 1996 lodging profit growth was higher income from the Company's investment in The Ritz-Carlton Hotel Company LLC. For comparable U.S. hotels, the luxury chain posted a 10 percent increase in sales as average room rates increased four percent to $181 and occupancy increased to 75 percent. In addition, house profit margins improved, benefiting from integration with Marriott Lodging systems and programs.

  CONTRACT SERVICES reported a 36 percent increase in operating profit on 19 percent higher sales in fiscal 1996. Excluding the impact of the March 1996 acquisition of Forum Group, Contract Services' operating profits were up 11 percent for the year on 14 percent sales growth.

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

  The Company's effective income tax rate declined to 39 percent in 1996, compared to 40 percent in 1995. This favorable trend reflects the Company's ongoing participation in jobs and affordable housing tax credit programs.

LIQUIDITY AND CAPITAL RESOURCES

Impact of Spinoff and Merger Transactions
-----------------------------------------

  After the Spinoff, SMS will be a focused management services company affiliated with Sodexho, one of the premier management services companies in the world. SMS will be the largest provider of contracted food services in North America. SMS intends to capitalize on this market presence to continue to add new accounts and services to sustain double-digit annual growth. SMS will focus on integration of the MMS and Sodexho North American operations, which is expected to generate annual pretax cost savings of approximately $60 million in the third year following the Spinoff, largely through greater purchasing economies and elimination of duplicate functions and facilities. After the Spinoff, SMS will be substantially more leveraged on a relative basis than the Company was prior to the Spinoff. The Company expects that SMS's long-term unsecured debt ratings, if obtained, would be below investment grade. The replacement SMS debt will contain restrictive covenants and require grants of security and guarantees by subsidiaries of SMS, that will limit SMS's ability to incur additional debt and engage in other activities. Additionally, these debt covenants will limit SMS's ability to pay dividends.

  After the Spinoff, New Marriott will have substantial investment capacity with which to pursue growth opportunities. New Marriott's lodging management and franchise operations and its contract services businesses generate substantial operating cash flow, with only modest reinvestment requirements. New Marriott's lodging division expects to add more than 140,000 rooms over the five years 1998-2002, and to significantly expand its portfolio of vacation club resorts. During the same period, New Marriott also expects to take advantage of significant opportunities in the senior living services market by more than tripling the number of senior living communities it operates.

  On the Spinoff date, SMS will combine every four shares of its common stock into one share of SMS common stock through a reverse stock split. As a result of the issuance of new shares of SMS common stock to Sodexho in connection with the merger, the shareholders who owned 100 percent of the Company immediately prior to the Spinoff will own approximately 51 percent immediately thereafter. Additionally, Company shareholders will receive one share of New Marriott Common Stock and one share of New Marriott Class A Common Stock for each share of Company common stock owned. The issuance of one share of each class of New Marriott common stock will maintain the relative voting power of the initial shareholders of New Marriott. The New Marriott Common Stock will have one vote per share, and the New Marriott Class A Common Stock will have 10 votes per share. Both classes of New Marriott Common Stock and SMS common stock are expected to be listed on the New York Stock Exchange.

  The planned capital structure of New Marriott, following the Spinoff, is part of an integrated strategy for a focused hospitality company with substantially increased borrowing and investment capacity, as well as increased flexibility to use its equity, where prudent, to participate aggressively in the ongoing global consolidation of the lodging industry as well as the accelerating rate of consolidation of the senior living industry within the United States. The Company has a history of pursuing, and New Marriott intends to continue to pursue, strategic acquisition opportunities.

  The Company believes that both SMS and New Marriott will have access to financial resources sufficient to finance their growth, as well as to support ongoing operations and meet debt service and other cash requirements.

Cash From Operations
--------------------

  Cash from operations was $610 million in 1997, $602 million in 1996 and $369 million in 1995. The operating cash flow in 1997 primarily reflects higher earnings than 1996, offset by lower sales of timeshare notes receivable. While the Company's timesharing business generates strong operating cash flow, annual amounts are affected by the timing of cash outlays for the acquisition and development of new resorts and cash inflows related to purchaser financing. Interval sales financed by the Company are not included in operating cash flow until cash is collected or the notes are sold for cash.

  Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA) was $852 million, $743 million and $594 million for fiscal years 1997, 1996 and 1995, respectively, representing a 15 percent increase in 1997 and a 25 percent increase in 1996. The Company considers EBITDA to be an indicator of its operating performance because EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business. Nevertheless, EBITDA should not be considered as an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity measure prescribed by generally accepted accounting principles. A substantial portion of the Company's EBITDA is based on fixed dollar amounts or percentages of sales. This includes lodging base management and franchise fees, certain food service and facilities management fees and land rent. With more than 1,450 hotel properties and approximately 3,000 management services accounts, no single operation or customer is critical to the Company's financial results.

  The Company's ratio of current assets to current liabilities was .88 at January 2, 1998, compared to .81 at January 3, 1997. Each of the Company's businesses minimizes working capital through strict credit-granting policies, aggressive collection efforts and high inventory turnover. Working capital for managed hotels is generally advanced to the Company by the hotel owners.

Investing Activities Cash Flows
-------------------------------

  Acquisitions. The Company completed three major acquisitions during the last three years: Renaissance Hotel Group N.V., a premier operator and franchisor of approximately 150 hotels, under three brands, in 38 countries, Forum Group, Inc. (Forum), a leading provider of senior living services; and, a 49 percent interest in The Ritz-Carlton Hotel Company LLC, one of the world's premier luxury hotel brands and management companies. The Company expects to exercise its right to acquire the remaining 51 percent of The Ritz-Carlton Hotel Company LLC over the next several years at prices based on Ritz-Carlton's cash flow.

  Dispositions. On April 3, 1997, the Company agreed to sell and leaseback, under long-term, limited-recourse leases, 14 limited service hotels for approximately $149 million in cash. Concurrently, the Company agreed to pay security deposits of $15 million, which will be refunded upon expiration of the leases. As of January 2, 1998, sales of all of the properties had closed, resulting in a $20 million excess of the sales price over the net book value, which will be recognized as a reduction of rent expense over the 17-year initial lease terms. On October 10, 1997, the Company agreed to sell, and leaseback, under long-term limited-recourse leases, another nine limited service hotels for approximately $129 million in cash. Concurrently, the Company agreed to pay security deposits of $13 million, which will be refunded upon expiration of the leases. At January 2, 1998, sales of three of these nine properties had closed, resulting in a $7 million excess of the sales price over the net book value, which will be recognized as a reduction of rent expense over the 15-year initial lease terms. All of the aforementioned leases are renewable at the option of the Company.

  On April 11, 1997, the Company sold five senior living communities for cash consideration of approximately $79 million. On September 12, 1997, the Company agreed to sell another seven senior living communities for cash consideration of approximately $93 million. As of January 2, 1998, the sales of five of these properties had closed. The Company will continue to operate all of these communities under long-term management agreements.

  On June 21, 1997, the Company sold 29 senior living communities acquired as part of the Forum acquisition, to Host Marriott for approximately $550 million, resulting in no gain or loss. The consideration included approximately $50 million to be received subsequent to 1997 as expansions at certain communities are completed. The $500 million of consideration received during 1997 consisted of $222 million in cash, $187 million of outstanding debt, $50 million of notes receivable due June 20, 1998, and $41 million of notes receivable due January 1, 2001. The notes receivable from Host Marriott bear interest at nine percent. Under the terms of the sale, Host Marriott purchased all of the common stock of Forum which, at the time of the sale, included the 29 communities, certain working capital and associated debt. The Company will continue to operate these communities under long-term management agreements.

  The Company sold four senior living communities during 1996 and three senior living communities during 1995, retaining long-term operating agreements.

  Capital Expenditures and Other Investments. Capital expenditures in 1997, 1996 and 1995 of $553 million, $326 million and $153 million, respectively, included construction and development of new senior living communities and Courtyard, Residence Inn and TownePlace Suites properties. Capital expenditures are expected to increase in 1998. The Company expects that, over time, it will sell certain lodging and senior living service properties under development, or to be developed, while continuing to operate them under long-term agreements.

  The Company also will continue to make other investments to grow its businesses, including development of new timeshare resorts and loans and minority equity investments in connection with adding units to the Marriott Lodging and Senior Living Services businesses.

  The Company has made loans to owners of hotel and senior living properties which it operates or franchises. At January 2, 1998, and January 3, 1997 loans outstanding pursuant to this program totaled $351 million and $186 million respectively. Unfunded commitments aggregating $220 million were outstanding at January 2, 1998. These loans are typically secured by mortgages on the projects. During 1997, $18 million of proceeds were received from sales of such loans to institutional investors. The Company participates in a program with an unaffiliated lender in which the Company may provide credit enhancements for loans made to facilitate third party ownership of Company-operated or franchised hotels and senior living services communities.

  The annual capital required by the Company to maintain its hotels and senior living communities is modest. Most of the Company's operating agreements require that specified percentages of sales be set aside for renovation and refurbishment of the properties.

     The Company, like most computer users, will be required to modify significant portions of its computer software so that it will function properly prior to, in the year 2000 and beyond. The Company has assembled a dedicated team to address the year 2000 issue. This team has completed an inventory of all systems requiring modification, and has completed the remediation of some significant systems. Many of the costs to be incurred will be reimbursed to the Company or otherwise paid directly by owners and clients, pursuant to existing contracts. Estimated pre-tax maintenance and modification costs to be borne by the Company are approximately $25 to $30 million and will be expensed as incurred. These amounts are subject to numerous estimation uncertainties including extent of work to be done, availability and cost of consultants and the extent of testing required.

Cash From Financing Activities
------------------------------

  Debt Financing. The Company utilizes debt in its capital structure to lower its overall cost of capital, and has implemented policies designed to diversify financing sources and optimize the mix and maturity of its long-term indebtedness.

  The Company entered into a $1.5 billion bank credit facility on March 27, 1997. This facility has a term of five years and bears interest at the London Interbank Offered Rate (LIBOR) plus a spread, presently 21.5 basis points, based on the Company's senior debt rating. Additionally, annual fees are paid on the total facility at a rate, presently 11 basis points, also based on the Company's senior debt rating.

  In 1996, the Company received proceeds of $288 million from the issuance of zero coupon subordinated Liquid Yield Option Notes (LYONs) which have an aggregate maturity value of $540 million in 2011. Each $1,000 LYON was issued at a discount representing a yield to maturity of 4.25 percent.

  The Company's credit agreements require it to maintain certain financial ratios and levels of shareholders' equity. The Company is currently in compliance with all financial covenants.

  In connection with the Spinoff, the Company will tender for $720 million principal amount of its outstanding publicly held debt, and the Company will refinance its commercial paper and any indebtedness outstanding under its revolving credit bank facility. SMS has entered into loan agreements providing for $1.355 billion of bank financing, consisting of a six-year $735 million senior secured credit facility and a seven year $620 million senior guaranteed credit facility (guaranteed by Sodexho). The $735 million senior credit facility will consist of a $235 million secured revolving credit facility and a $500 million senior secured amortizing term loan. These SMS credit facilities will provide funds to refinance most of the debt of the Company, described above, with the remainder coming from a $304 million cash payment from Sodexho.

  Upon consummation of the Spinoff, each LYON will be convertible into 2.19 shares of SMS common stock (after giving effect to a one-for-four reverse stock split), 8.76 shares of New Marriott Common Stock and 8.76 shares of New Marriott Class A Common Stock. The LYONs will be assumed by New Marriott, and SMS will assume responsibility for a portion of the LYONs equal to its pro rata share of the relative equity values of SMS and New Marriott as determined in good faith by the Company prior to the Spinoff, although New Marriott will remain liable to the holders of the LYONs for any payments that SMS fails to make on its allocable portion.

  New Marriott has entered into a new $1.5 billion bank credit facility, on similar terms to the Company's existing facility.

  Dividends. The Company declared dividends of seven cents per share in each quarter of 1995, eight cents per share in each quarter of 1996 and the first quarter of 1997, and nine cents per share in each of the last three quarters of 1997. The Company expects to reinvest most of its earnings in its businesses. SMS expects to pay quarterly dividends, subject to the judgement of its Board of Directors and restrictive covenants in its debt agreements limiting the payment of dividends. New Marriott expects to pay quarterly dividends comparable to those historically paid by the Company.

  Share Repurchases. The Company purchased 3.3 million shares of its common stock in 1997, at a cost of $191 million, 3.0 million shares of its common stock in 1996, at a cost of $158 million, and 400,000 shares in 1995, at a cost of $17 million.

INFLATION

  The rate of inflation has been moderate in recent years and, accordingly, has not had a significant impact on the Company's businesses.

MARKET RISK DISCLOSURES

  The Company's earnings are affected by changes in interest rates as a result of borrowing at floating interest rates and holding certain notes receivable which earn a variable rate of interest. If interest rates increased by ten percent, the Company's annual interest expense would have increased by $3 million, and interest income would have increased by $1 million, based on balances during the fiscal year ended January 2, 1998. Changes in interest rates also impact the fair value of the Company's fixed rate debt and fixed rate notes receivable. If interest rates increased by ten percent, the fair value of the Company's fixed debt would have decreased by approximately $38 million, and the fair value of the Company's fixed rate notes receivable balances would have decreased by approximately $4 million, based on balances at January 2, 1998.

  The Company uses a foreign exchange swap to hedge a loan receivable denominated in UK pounds sterling, and interest rate swap agreements to hedge interest rate exposures relating to the Company's timeshare mortgage financing program. The fair value of these arrangements, and the exposures to loss in earnings, fair value and cash flows arising from these arrangements are not material to the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The following financial information is included on the pages indicated:

                                                                                              Page
                                                                                           ----------
Report of Independent Public Accountants...........................................            25
Consolidated Statement of Income...................................................            26
Consolidated Balance Sheet.........................................................            27
Consolidated Statement of Cash Flows...............................................            28
Consolidated Statement of Shareholders' Equity.....................................            29
Notes to Consolidated Financial Statements.........................................           30-47

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Marriott International, Inc.:


  We have audited the accompanying consolidated balance sheet of Marriott International, Inc. as of January 2, 1998 and January 3, 1997, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three fiscal years in the period ended January 2, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marriott International, Inc. as of January 2, 1998 and January 3, 1997, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 2, 1998, in conformity with generally accepted accounting principles.




/s/ ARTHUR ANDERSEN LLP



Washington, D.C.
February 3, 1998

                         MARRIOTT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENT OF INCOME
   FISCAL YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND DECEMBER 29, 1995
                   ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                         1997           1996           1995
                                                                    -------------- -------------- -------------
                                                                      (52 weeks)     (53 weeks)     (52 weeks)
SALES
Lodging
     Rooms........................................................  $       4,288  $      3,619   $     3,273
     Food and beverage............................................          1,577         1,361         1,289
     Other........................................................          1,143           874           765
                                                                    -------------- -------------- -------------
                                                                            7,008         5,854         5,327
     Contract Services............................................          5,026         4,318         3,634
                                                                    -------------- -------------- -------------
                                                                           12,034        10,172         8,961
                                                                    -------------- -------------- -------------
OPERATING COSTS AND EXPENSES
     Lodging
     Departmental direct costs
     Rooms........................................................            964           843           772
     Food and beverage............................................          1,195         1,038           973
     Remittances to hotel owners (including $541, $438 and $300,
     respectively, to related parties)............................          1,493         1,256         1,120
     Other operating expenses.....................................          2,787         2,265         2,102
                                                                    -------------- -------------- -------------
                                                                            6,439         5,402         4,967
     Contract Services
     Operating expenses...........................................          4,847         4,141         3,504
     Loss on sale of UK operations of Marriott Management
     Services.....................................................             22             -             -
                                                                    -------------- -------------- -------------
                                                                            4,869         4,141         3,504
                                                                    -------------- -------------- -------------
                                                                           11,308         9,543         8,471
                                                                    -------------- -------------- -------------
OPERATING PROFIT
     Lodging......................................................            569           452           360
     Contract Services............................................            157           177           130
                                                                    -------------- -------------- -------------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
     AND INTEREST.................................................            726           629           490
Corporate expenses................................................            (94)          (79)          (64)
Interest expense..................................................           (110)          (85)          (53)
Interest income...................................................             32            37            39
                                                                    -------------- -------------- -------------
INCOME BEFORE INCOME TAXES........................................            554           502           412
Provision for income taxes........................................            219           196           165
                                                                    -------------- -------------- -------------
NET INCOME........................................................  $         335  $        306   $       247
                                                                    ============== ============== =============

Basic Earnings Per Share..........................................  $        2.64  $       2.40   $      1.98
                                                                    ============== ============== =============
Diluted Earnings Per Share........................................  $        2.46  $       2.25   $      1.87
                                                                    ============== ============== =============

                See Notes To Consolidated Financial Statements

                         MARRIOTT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                      JANUARY 2, 1998 AND JANUARY 3, 1997
                                ($ IN MILLIONS)

                                                                          January 2,                  January 3,
                                                                             1998                        1997
                                                                   ----------------------      ----------------------

                            ASSETS
Current assets
     Cash and equivalents.....................................       $                312        $                268
     Accounts and notes receivable............................                      1,027                         754
     Inventories, at lower of average cost or market..........                        170                         168
     Prepaid taxes............................................                        202                         187
     Other....................................................                         78                          55
                                                                   ----------------------      ----------------------
                                                                                    1,789                       1,432
                                                                   ----------------------      ----------------------

Property and equipment........................................                      1,597                       1,894
Intangible assets.............................................                      1,674                         648
Investments in affiliates.....................................                        543                         496
Notes and other receivable....................................                        414                         293
Other.........................................................                        305                         312
                                                                   ----------------------      ----------------------
                                                                     $              6,322        $              5,075
                                                                   ======================      ======================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable.........................................       $              1,037        $                891
     Accrued payroll and benefits.............................                        436                         380
     Self-insurance...........................................                         79                          73
     Other payables and accruals..............................                        472                         415
                                                                   ----------------------      ----------------------
                                                                                    2,024                       1,759
                                                                   ----------------------      ----------------------

Long-term debt................................................                      1,534                       1,010
Self-insurance................................................                        264                         262
Other long-term liabilities...................................                        727                         487
Convertible subordinated debt.................................                        310                         297
Shareholders' equity
     Common stock, 128.6 million shares issued................                        129                         129
     Additional paid-in capital...............................                        696                         653
     Retained earnings........................................                        822                         628
     Treasury stock, at cost..................................                       (184)                       (150)
                                                                   ----------------------      ----------------------
                                                                                    1,463                       1,260
                                                                   ----------------------      ----------------------
                                                                     $              6,322        $              5,075
                                                                   ======================      ======================

                See Notes To Consolidated Financial Statements

                         MARRIOTT INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
  FISCAL YEARS ENDED JANUARY 2, 1998,  JANUARY 3, 1997 AND DECEMBER 29, 1995
                                ($ IN MILLIONS)

                                                                        1997                     1996                  1995
                                                               -------------------      -------------------      ----------------
                                                                     (52 weeks)               (53 weeks)             (52 weeks)
OPERATING ACTIVITIES
     Net income...............................................   $             335        $             306        $          247

     Adjustments to reconcile to cash provided by operations:
     Depreciation and amortization............................                 188                      156                   129

     Income taxes.............................................                  56                       65                    42

     Timeshare activity, net..................................                (118)                     (95)                 (192)
     Other....................................................                 107                       62                    57

     Working capital changes:
     Accounts receivable......................................                 (92)                     (52)                  (36)
     Inventories..............................................                   2                       14                    (7)
     Other current assets.....................................                 (13)                       3                   (10)
     Accounts payable and accruals............................                 145                      143                   139

                                                               -------------------      -------------------      ----------------
     Cash provided by operations..............................                 610                      602                   369
                                                               -------------------      -------------------      ----------------

INVESTING ACTIVITIES
     Capital expenditures.....................................                (553)                    (326)                 (153)
     Acquisitions.............................................                (859)                    (331)                 (254)
     Dispositions.............................................                 609                       65                    42

     Loans to Host Marriott Corporation.......................                  (5)                     (16)                 (210)
     Loan repayments from Host Marriott Corporation...........                   6                      141                   250

     Other loan advances......................................                 (90)                     (73)                 (143)
     Other loan collections and sales.........................                  41                      155                    37

     Other....................................................                (190)                    (164)                 (126)
                                                               -------------------      -------------------      ----------------
     Cash used in investing activities........................              (1,041)                    (549)                 (557)
                                                               -------------------      -------------------      ----------------

FINANCING ACTIVITIES
     Issuances of long-term debt..............................                 687                        -                   556

     Repayments of long-term debt.............................                 (18)                    (137)                 (341)
     Issuance of convertible subordinated debt................                   -                      288                     -

     Issuances of common stock................................                  40                       43                    40

     Dividends paid...........................................                 (43)                     (40)                  (35)
     Purchases of treasury stock..............................                (191)                    (158)                  (17)
                                                               -------------------      -------------------      ----------------
     Cash provided by (used in) financing activities..........                 475                       (4)                  203
                                                               -------------------      -------------------      ----------------
INCREASE IN CASH AND EQUIVALENTS..............................                  44                       49                    15

CASH AND EQUIVALENTS, beginning of year.......................                 268                      219                   204

                                                               -------------------      -------------------      ----------------
CASH AND EQUIVALENTS, end of year............................    $             312        $             268        $          219
                                                               ===================      ===================      ================

                 See Notes To Consolidated Financial Statements

                         MARRIOTT INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
   FISCAL YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND DECEMBER 29, 1995
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Common                                                                  Additional
    shares                                               Common          paid-in capital          Retained         Treasury stock,
  outstanding                                             stock                                   earnings             at cost
-----------------------------------------------------------------------------------------------------------------------------------
     122.5       Balance, December 30, 1994          $           129     $           623      $           183      $          (168)
       -         Net income                                        -                   -                  247                    -
                 Employee stock plan
       3.4       issuance and other                                -                  (6)                   -                   97
       -         Dividends ($.28 per share)                        -                   -                  (35)                   -
       (.4)      Purchases of treasury stock                       -                   -                    -                  (16)
-----------------------------------------------------------------------------------------------------------------------------------
     125.5       Balance, December 29, 1995                      129                 617                  395                  (87)
       -         Net income                                        -                   -                  306                    -
                 Employee stock plan
       3.4       issuance and other                                -                  36                  (32)                 100
       -         Dividends ($.32 per share)                        -                   -                  (41)                   -
      (3.0)      Purchases of treasury stock                       -                   -                    -                 (163)
-----------------------------------------------------------------------------------------------------------------------------------
     125.9       Balance, January 3, 1997                        129                 653                  628                 (150)
       -         Net income                                        -                   -                  335                    -
                 Employee stock plan
       3.2       issuance and other                                -                  43                  (97)                 173
       -         Dividends ($.35 per share)                        -                   -                  (44)                   -
      (3.3)      Purchases of treasury stock                       -                   -                    -                 (207)
-----------------------------------------------------------------------------------------------------------------------------------
     125.8       Balance, January 2, 1998            $           129     $           696      $           822      $          (184)
==================================================================================================================================

                See Notes To Consolidated Financial Statements

                          MARRIOTT INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

  On October 8, 1993, Marriott International, Inc. (together with its consolidated subsidiaries, the Company) became a publicly traded company that succeeded to Marriott Corporation's lodging management, franchising and vacation timesharing operations; senior living service operations; food service and facilities management and distribution service businesses. Marriott Corporation changed its name to Host Marriott Corporation (together with its consolidated subsidiaries, Host Marriott) and retained ownership of Marriott Corporation's real estate.

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

Spinoff

  Subject to shareholder approval at a Special Meeting to be held on March 17, 1998 and other customary conditions, the Company intends to spin off to its shareholders, on a pro rata basis, all outstanding shares of New Marriott MI, Inc. (New Marriott), a wholly owned subsidiary of the Company in a tax-free distribution (the Spinoff). After the Spinoff, New Marriott will conduct the lodging (including timeshare resort development and operation), the senior living services and the distribution service businesses previously conducted by the Company. The food service and facilities management business will continue to be conducted by the Company. Immediately after the Spinoff, the Company will merge with the North American food service and facilities management operations of Sodexho Alliance, S.A. (Sodexho) in exchange for stock of the Company, and the Company will operate the combined food service and facilities management businesses under a new corporate name - Sodexho Marriott Services, Inc. (SMS). As a result of the issuance of new shares of SMS common stock to Sodexho in connection with the merger, the shareholders who owned 100 percent of the Company immediately prior to the Spinoff will own approximately 51 percent immediately thereafter. At the same time, SMS will incur replacement indebtedness that is being arranged by Sodexho, the proceeds of which will be used to refinance certain existing indebtedness of the Company.

   SMS will combine every four shares of its common stock into one share of SMS common stock pursuant to a reverse stock split (the SMS Reverse Stock Split). Additionally, New Marriott will have two classes of common stock. One class will have one vote per share (New Marriott Common Stock) and one class will have ten votes per share (New Marriott Class A Common Stock).

  For the purposes of governing certain of the ongoing relationships between New Marriott and SMS after the Spinoff and to provide for an orderly transition, New Marriott and SMS will enter into various agreements including the Employee Benefits and Other Employment Matters Allocation Agreement, Liquid Yield Option Notes (LYONs) Allocation Agreement, Tax Sharing Agreement, Trademark and Trade Name License Agreement, Noncompetition Agreement, Employee Benefit Services Agreement, Procurement Services Agreement, Distribution Services Agreement and other transitional services agreements. Effective as of the Spinoff date, these agreements will provide, among other things, that New Marriott will assume sponsorship of certain of the Company's employee benefit plans and insurance programs as well as succeed to the Company's liability to LYONs holders under the LYONs Indenture, a portion of which will be assumed by SMS. In connection with the Spinoff, on October 31, 1997, the Company sold the UK operations of Marriott Management Services to a subsidiary of Sodexho for $50 million in cash. The sale resulted in a loss before tax of $22 million ($14 million after tax or $.10 per share).

                          MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal Year

  The Company's fiscal year ends on the Friday nearest to December 31. The 1996 fiscal year includes 53 weeks, while 1997 and 1995 fiscal years include 52 weeks.

Managed Operations

  The Company operates 509 hotels and 55 senior living communities under long-term management agreements whereby remittances to owners, of $1,350 million, $1,056 million and $960 million in 1997, 1996 and 1995, respectively, are based primarily on profits.

  Working capital and operating results of managed hotels and senior living communities operated by the Company's employees are consolidated because the operating responsibilities associated with such entities are substantially the same as if they were owned. The consolidated financial statements include the following related to managed hotels and senior living communities operated by the Company's employees: current assets and current liabilities of $512 million at January 2, 1998 and $320 million at January 3, 1997; sales of $5,515 million in 1997, $4,595 million in 1996 and $4,071 million in 1995; and operating expenses, including remittances to owners, of $5,181 million in 1997, $4,322 million in 1996 and $3,830 million in 1995.

International Operations

  The consolidated statement of income includes the following related to international operations: sales of $594 million in 1997, $472 million in 1996 and $303 million in 1995; and operating profit before corporate expenses and interest of $46 million in 1997, $21 million in 1996 and $19 million in 1995.

Profit Sharing Plans

  The Company contributes to a profit sharing plan for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Company contributions determined by the Board of Directors totaled $51 million in 1997, $43 million in 1996 and $34 million in 1995.

Self-Insurance Programs

  The Company is self-insured for certain levels of general liability, workers' compensation, employment practices and employee medical coverage. Estimated costs of these self-insurance programs are accrued at the present value of projected settlements for known and anticipated claims.

Cash and Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents. The Company uses drafts in its cash management system. At January 2, 1998 and January 3, 1997, outstanding drafts included in accounts payable totaled $193 million and $180 million, respectively. At January 2, 1998 and January 3, 1997, cash included $140 million and $133 million, respectively, related to managed properties.

New Accounting Standards

  The Company will adopt Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income" and FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1998. The Company is evaluating the impact of these statements on its consolidated financial statements. FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was adopted during the first quarter of 1997, and FAS No. 129, "Disclosure of Information about Capital Structure" was adopted in the fourth quarter of 1997, with no material effect on the Company's consolidated financial statements.

                          MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  The Company adopted FAS No. 128, "Earnings Per Share" in the fourth quarter of 1997. A comparison to earnings per share as previously calculated follows:

                                                                         1997                  1996                  1995
                                                                  -----------------     -----------------     -----------------
Primary Earnings Per Share as previously calculated............     $          2.49       $          2.26       $          1.87
                                                                  =================     =================     =================
Fully Diluted Earnings Per Share as previously calculated......     $          2.46       $          2.24       $          1.87
                                                                  =================     =================     =================

Basic Earnings Per Share.......................................     $          2.64       $          2.40       $          1.98
                                                                  =================     =================     =================
Diluted Earnings Per Share.....................................     $          2.46       $          2.25       $          1.87
                                                                  =================     =================     =================

  On November 20, 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on EITF 97-2 "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

  The Company is assessing the impact of EITF 97-2 on its long-standing policy of including in its financial statements the working capital, revenues and operating expenses of managed hotels and retirement communities operated with the Company's employees. If the Company concludes that EITF 97-2 should be applied to its management agreements, it would no longer include in its financial statements the working capital and operating results of those managed operations. Application of EITF 97-2 to the Company's financial statements as of and for the 52 weeks ended January 2, 1998, would have reduced each of revenues and operating expenses by approximately $5.2 billion, and each of current assets and current liabilities by $512 million, and have no impact on operating profit, net income, earnings per share or shareholders' equity.

RELATIONSHIP WITH HOST MARRIOTT AND HOST MARRIOTT SERVICES

  The Company and Host Marriott have entered into agreements which provide, among other things, for (i) the Company to manage and franchise lodging properties owned or leased by Host Marriott (the Host Marriott Lodging Management Agreements), (ii) the Company to manage senior living communities owned by Host Marriott (the Host Marriott Senior Living Management Agreements),
(iii) the Company to guarantee Host Marriott's performance in connection with certain loans or other obligations (the Company Guarantees), and (iv) the Company to provide Host Marriott with various administrative services (the Service Agreements). Upon consummation of the Spinoff, New Marriott will replace the Company under these agreements and guarantees. The Company has the right to purchase up to 20 percent of the voting stock of Host Marriott if certain events involving a change of control occur. This right will be assigned to New Marriott upon consummation of the Spinoff.

  The Host Marriott Lodging Management Agreements provide for the Company to manage Marriott hotels, Courtyard hotels and Residence Inns owned or leased by Host Marriott. Each Host Marriott Lodging Management Agreement, when entered into, reflects market terms and conditions and is substantially similar to the terms of management agreements with third-party owners regarding lodging facilities of a similar type. The Company recognized sales of $2,302 million, $1,787 million and $1,274 million and operating profit (before corporate expenses and interest) of $140 million, $95 million and $59 million during 1997, 1996 and 1995, respectively, from the lodging properties owned or leased by Host Marriott. Additionally, Host Marriott is a general partner in several unconsolidated partnerships that own lodging properties operated by the Company under long-term agreements. The Company recognized sales of $1,513 million, $1,769 million and $1,878 million and operating profit (before corporate expenses and interest) of $122 million, $121 million and $115 million in 1997, 1996 and 1995, respectively, from

                          MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the lodging properties owned by these unconsolidated partnerships. The Company also leases land to certain of these partnerships and recognized land rent income of $23 million, $22 million and $21 million in 1997, 1996 and 1995, respectively.

  The Host Marriott Senior Living Management Agreements provide for the Company to manage independent full-service senior living communities owned or leased by Host Marriott. These agreements, entered into on June 21, 1997, reflect market terms and conditions and are substantially similar to management agreements with third-party owners. The Company recognized sales of $126 million and operating profit (before corporate expenses and interest) of $1 million under these agreements during 1997.

  The Company has provided, and may provide in the future, financing to Host Marriott for a portion of the cost of acquiring properties to be operated or franchised by the Company, including partial consideration for Host Marriott's purchase of 29 senior living communities from the Company. The outstanding principal balance of these loans was $135 million and $37 million at January 2, 1998 and January 3, 1997, respectively, and the Company recognized $9 million, $17 million and $23 million in 1997, 1996 and 1995, respectively, in interest and fee income under these credit agreements with Host Marriott.

  Under the Company Guarantees, the Company has guaranteed the performance of Host Marriott and certain of its affiliates to lenders and other third parties. These guarantees were limited to $107 million at January 2, 1998. No payments have been made by the Company pursuant to these guarantees.

  On December 29, 1995, Host Marriott distributed to its shareholders through a special dividend all of the outstanding shares of common stock of Host Marriott Services Corporation (Host Marriott Services), which operates food, beverage and merchandise concessions at airports, on toll roads and at arenas and other tourist attractions. The Company provides certain administrative and data processing services to Host Marriott Services for which the Company charged $10 million and $11 million in 1997 and 1996, respectively. In addition, the Company provides and distributes food and supplies to Host Marriott Services, for which the Company charged $80 million in 1997, $77 million in 1996 and (prior to the special dividend) $65 million in 1995.

  The Company also provides certain administrative services to Host Marriott (including the services provided to Host Marriott Services prior to the special dividend) for which the Company charged $17 million in 1997, $19 million in 1996 and $25 million in 1995, including reimbursements.

PROPERTY AND EQUIPMENT

                                                                                     1997                      1996
                                                                            --------------------      --------------------
                                                                                             (in millions)
Land................................................................          $            426          $            434
Buildings and leasehold improvements................................                       499                       860
Furniture and equipment.............................................                       501                       497
Timeshare properties................................................                       379                       335
Construction in progress............................................                       230                       183
                                                                            --------------------      --------------------
                                                                                         2,035                     2,309
Accumulated depreciation and amortization...........................                      (438)                     (415)
                                                                            --------------------      --------------------
                                                                              $          1,597          $          1,894
                                                                            ====================      ====================

  Property and equipment is recorded at cost, including interest, rent and real estate taxes incurred during development and construction. Interest capitalized as a cost of property and equipment totaled $16 million in 1997, $9 million in 1996 and $8 million in 1995. Replacements and improvements that extend the useful life of property and equipment are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the asset life or lease term. Land with

                          MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

an aggregate book value of $264 million at January 2, 1998 is leased to certain partnerships affiliated with Host Marriott. Most of this land has been pledged to secure debt of these lessees. The Company has agreed to defer receipt of rentals on this land, if necessary, to permit the lessees to meet their debt service requirements.

ACQUISITIONS AND DISPOSITIONS

Renaissance Hotel Group N.V.

  On March 29, 1997, the Company acquired substantially all of the outstanding common stock of Renaissance Hotel Group N.V. (RHG), an operator and franchisor of approximately 150 hotels in 38 countries under the Renaissance, New World and Ramada International brands. The purchase cost, of approximately $937 million, was funded with proceeds from commercial paper borrowings supported by the Company's long-term revolving credit facility. The acquisition has been accounted for using the purchase method of accounting. The purchase cost has been allocated to the assets acquired and liabilities assumed based on estimated fair values as follows:

                                                                                       (in millions)
          Current assets.....................................................        $       141
          Hotel management, franchise and license agreements.................                380
          Other assets.......................................................                  7
          Current liabilities................................................               (119)
          Long-term debt.....................................................               (140)
          Other long-term liabilities........................................               (106)
          Goodwill...........................................................                774
                                                                                   -------------------
          Purchase cost......................................................        $       937
                                                                                   ===================

  Goodwill is being amortized on a straight-line basis over 40 years. Amounts allocated to management, franchise and license agreements are being amortized on a straight-line basis over the lives of the agreements.

  The Company included RHG's operating results from the date of acquisition. Summarized below are the unaudited pro forma consolidated results of operations of the Company for 1997 and 1996, as if RHG had been acquired at the beginning of the respective fiscal years (in millions, except per share amounts).

                                                                         1997                          1996
                                                               ----------------------        ----------------------
Sales....................................................        $             12,232          $             11,028
                                                               ======================        ======================
Net income...............................................        $                331          $                283
                                                               ======================        ======================
Diluted earnings per share...............................        $               2.43          $               2.08
                                                               ======================        ======================

  Unaudited pro forma net income includes interest expense on borrowings relating to the Company's acquisition of RHG's common stock as well as the impact on historical interest expense of the revaluation of RHG's debt based on the Company's borrowing cost. Amortization expense deducted in determining net income reflects the impact of the excess of the purchase price over the net tangible assets acquired. The unaudited pro forma consolidated results of operations do not reflect the Company's expected future results of operations.

  Dr. Henry Cheng Kar-Shun is the Managing Director of New World Development Company Limited (New World Development) and, together with his family and affiliated corporations, owns or otherwise controls approximately 35 percent of New World Development's common stock. Effective June 1, 1997, Dr. Cheng was appointed to the Company's Board of Directors. Dr. Cheng, New World Development and their affiliates own all or a portion of 87 hotels that are operated by the Company and, prior to the Company's acquisition of RHG, owned a majority of RHG common stock. New World Development and other affiliates of Dr. Cheng have indemnified the Company for

                          MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

certain lease, debt, guarantee and other obligations resulting from the formation of RHG as a hotel management company in 1995.

                          MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Ritz-Carlton Hotel Company LLC

  On April 24, 1995, the Company acquired a 49 percent beneficial ownership interest in The Ritz-Carlton Hotel Company LLC, which owns the management agreements on the Ritz-Carlton hotels and resorts, the licenses for the Ritz-Carlton trademarks and trade name as well as miscellaneous assets. The investment was acquired for a total consideration of approximately $200 million. The Company expects to acquire the remaining 51 percent over the next several years beginning in 1998. The investment in the Ritz-Carlton Hotel Company LLC is accounted for using the equity method of accounting.

  The excess of the Company's investment in The Ritz-Carlton Hotel Company LLC over its share of the net tangible assets is being amortized over 25 years. The Company's income from The Ritz-Carlton Hotel Company LLC is included in lodging operating profit in the accompanying consolidated statement of income. The Company received distributions of $17 million, $20 million and $6 million in 1997, 1996 and 1995, respectively, from its investment in The Ritz-Carlton Hotel Company LLC. Such amounts were based upon an annual, cumulative preferred return on invested capital.

Forum Group, Inc.

  On March 25, 1996, a wholly owned subsidiary of the Company acquired all of the outstanding shares of common stock of Forum Group, Inc. (Forum), an operator of 43 senior living communities, 34 of which were owned or partially owned by Forum, for total cash consideration of approximately $303 million. The acquisition was accounted for using the purchase method of accounting. The purchase cost was allocated to the assets acquired and liabilities assumed based on estimated fair values as follows:

                                                                                       (in millions)
          Current assets.......................................................      $        40
          Property and equipment...............................................              531
          Other assets.........................................................               29
          Current liabilities..................................................              (45)
          Long-term debt.......................................................             (363)
          Other long-term liabilities..........................................              (58)
          Goodwill.............................................................              169
                                                                                   ===================
          Purchase cost........................................................      $       303
                                                                                   ===================

Goodwill is being amortized on a straight-line basis over 35 years.

  On June 21, 1997, the Company sold 29 senior living communities acquired as part of the Forum acquisition, to Host Marriott for approximately $550 million, resulting in no gain or loss. The consideration included approximately $50 million to be received subsequent to 1997, as expansions at certain communities are completed. The $500 million of consideration received during 1997 consisted of $222 million in cash, $187 million of outstanding debt, $50 million of notes receivable due on June 20, 1998, and $41 million of notes receivable due on January 1, 2001. The notes receivable from Host Marriott bear interest at nine percent. Under the terms of sale, Host Marriott purchased all of the common stock of Forum which at the time of the sale included the 29 communities, certain working capital and associated debt. The Company will continue to operate these communities under long-term management agreements.

Other Property Sales

  On April 3, 1997, the Company agreed to sell and leaseback, under long-term, limited-recourse leases, 14 limited service hotels for approximately $149 million in cash. Concurrently, the Company agreed to pay security deposits of $15 million, which will be refunded upon expiration of the leases. As of January 2, 1998, sales of all of the properties had closed, resulting in a $20 million excess of the sales price over the net book value, which will be

                          MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

recognized as a reduction of rent expense over the 17-year initial lease terms. On October 10, 1997, the Company agreed to sell and leaseback, under long-term, limited-recourse leases, another nine limited service hotels for approximately $129 million in cash. Concurrently, the Company agreed to pay security deposits of $13 million, which will be refunded upon expiration of the leases. As of January 2, 1998, sales of three of these nine properties had closed, resulting in a $7 million excess of the sales price over the net book value, which will be recognized as a reduction of rent expense over the 15-year initial lease terms. All of the aforementioned leases are renewable at the option of the Company.

  On April 11, 1997, the Company sold five senior living communities for cash consideration of approximately $79 million. On September 12, 1997, the Company agreed to sell another seven senior living communities for cash consideration of approximately $93 million. As of January 2, 1998, the sales of five of these properties had closed. The Company will continue to operate all of these communities under long-term management agreements.

  During 1996, the Company sold and leased back four senior living communities for cash consideration of approximately $53 million. The excess of the sales price over the net book value of $9 million will be recognized as a reduction of rent expense over the 20-year initial lease terms.

Note Sales

  The Company periodically sells, with limited recourse, notes receivable originated by Marriott Vacation Club International in connection with the sales of timesharing intervals. Net proceeds from these transactions totaled
$68 million in 1997 and $148 million in 1996. At January 2, 1998, the Company had a repurchase obligation of $70 million with respect to these mortgage note sales. Additionally, the Company sold, without recourse, first mortgage loans on Marriott lodging and senior living properties of $18 million in 1997 and $113 million in 1996.

INTANGIBLE ASSETS

                                                       1997           1996
                                                    ----------     ----------
                                                         (in millions)
Contract Services agreements.......................  $  390         $  417
Hotel management, franchise and license agreements.     587            178
Goodwill...........................................   1,062            357
Other..............................................       8              8
                                                    ----------     ----------

                                                      2,047            960
Accumulated amortization...........................    (373)          (312)
                                                    ----------     ----------
                                                     $1,674         $  648
                                                    ==========     ==========

  Intangible assets are amortized on a straight-line basis over periods of three to 40 years. Amortization expense totaled $67 million in 1997, $34 million in 1996 and $29 million in 1995.

INCOME TAXES

  Total deferred tax assets and liabilities as of January 2, 1998 and January 3, 1997, were as follows:

                                                       1997           1996
                                                    ----------     ----------
                                                         (in millions)
Deferred tax assets...............................  $   469         $  449
Deferred tax liabilities..........................     (411)          (318)
                                                    ----------     ----------
Net deferred taxes................................  $    58         $  131
                                                    ==========     ==========

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities as of January 2, 1998 and January 3, 1997 follows:

                                                                                     1997                        1996
                                                                              -------------------         -------------------
                                                                                                (in millions)
Self-insurance...........................................................       $             139           $             139
Employee benefits........................................................                     123                         126
Deferred income..........................................................                      15                          15
Other reserves...........................................................                      41                          41
Frequent stay programs...................................................                      99                          78
Partnership interests....................................................                     (31)                        (31)
Property, equipment and intangible assets................................                    (204)                       (138)
Finance leases...........................................................                     (44)                        (25)
Other, net...............................................................                     (80)                        (74)
                                                                              -------------------         -------------------
Net deferred taxes                                                              $              58           $             131
                                                                              ===================         ===================

  No provision for U.S. income taxes, or additional foreign taxes, has been made on the cumulative unremitted earnings of non-U.S. subsidiaries ($60 million as of January 2, 1998) because management considers these earnings to be permanently invested. These earnings could become subject to additional taxes if remitted as dividends, loaned to the Company or a U.S. affiliate, or if the Company sells its interests in the affiliates. It is not practicable to estimate the amount of additional taxes which might be payable on the unremitted earnings.

 The provision for income taxes consists of:

                                                                        1997                    1996                     1995
                                                               -------------------      -------------------     -------------------
                                                                                            (in millions)
Current  -  Federal.......................................       $             180        $             127       $              72
         -  State.........................................                      37                       25                      23
         -  Foreign.......................................                      43                       19                      16
                                                               -------------------      -------------------     -------------------
                                                                               260                      171                     111
                                                               -------------------      -------------------     -------------------
Deferred -  Federal......................................                      (37)                      20                      48
         -  State........................................                       (3)                       4                       8
         -  Foreign......................................                       (1)                       1                      (2)

                                                               -------------------      -------------------     -------------------
                                                                               (41)                      25                      54
                                                               -------------------      -------------------     -------------------
                                                                 $             219        $             196       $             165
                                                               ===================      ===================     ===================

  The tax provision does not reflect the benefit attributable to the exercise of employee stock options of $43 million in 1997, $34 million in 1996 and $22 million in 1995.

  A reconciliation of the U.S. statutory tax rate to the Company's effective income tax rate follows:

                                                                        1997                     1996                  1995
                                                               --------------------     --------------------     --------------

U.S. statutory tax rate...................................               35.0%                    35.0%                    35.0%
State income taxes, net of U.S. tax benefit...............                4.1                      4.0                      5.0
Corporate-owned life insurance............................               (0.7)                    (0.5)                    (1.2)
Tax credits...............................................               (3.3)                    (1.9)                    (1.4)
Goodwill amortization.....................................                2.0                      1.0                      0.6
Other, net................................................                2.4                      1.4                      2.0
                                                               --------------------     --------------------     --------------
 Effective rate...........................................               39.5%                    39.0%                    40.0%
                                                               ====================     ====================     ==============

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  Cash paid for income taxes, net of refunds, was $162 million in 1997, $131 million in 1996 and $123 million in 1995.

  As part of the Spinoff, SMS and New Marriott will enter into a tax sharing agreement which reflects each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state or other taxes relating to the business of the Company and New Marriott prior to the Spinoff.

LEASES

 Summarized below are the Company's future obligations under leases at January 2, 1998:

                                                                          Capital                      Operating
                                                                          Leases                        Leases
                                                                  ---------------------         ---------------------
                                                                                      (in millions)
     Fiscal Year

     1998..............................................             $                 5           $               142
     1999..............................................                               2                           136
     2000..............................................                               1                           129
     2001..............................................                               1                           125
     2002..............................................                               1                           124
     Thereafter........................................                               2                         1,149
                                                                  ---------------------         ---------------------
     Total minimum lease payments......................                              12           $             1,805
                                                                                                =====================
     Less amount representing interest.................                               2
                                                                  ---------------------
     Present value of minimum lease payments...........             $                10
                                                                  =====================

  Most leases have initial terms of one to 20 years, and contain one or more renewal options, generally for five or 10 year periods. The leases provide for minimum rentals, and additional rentals which are based on the operations of the leased property.

 Rent expense consists of:

                                                                     1997                   1996                   1995
                                                               ---------------        ---------------        ---------------
                                                                                        (in millions)
  Minimum rentals.........................................       $         140          $         127          $         119
  Additional rentals......................................                 127                    133                    102
                                                               ---------------        ---------------        ---------------
                                                                 $         267          $         260          $         221
                                                               ===============        ===============        ===============

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

LONG-TERM DEBT

 Long-term debt at January 2, 1998 and January 3, 1997, consisted of the following:

                                                                                   1997                    1996
                                                                           -------------------     -------------------
                                                                                           (in millions)
Secured debt, average interest rate of 7.34% at January 2, 1998,
 maturing through 2020...............................................       $               -       $             286
Unsecured debt:
 Senior notes, average interest rate of 7.43% at January 2, 1998,
  maturing through 2009...............................................                     725                     597
 Commercial paper, interest rate of 5.82% at January 2, 1998..........                     692                      20
 Endowment deposits (non-interest bearing)............................                     108                     107
 Other................................................................                      24                       1
Capital lease obligations.............................................                      10                      22
                                                                           -------------------     -------------------
                                                                                         1,559                   1,033
Less current portion..................................................                      25                      23
                                                                           -------------------     -------------------
                                                                             $           1,534       $           1,010
                                                                           ===================     ===================

  The Company entered into a $1.5 billion bank credit facility (the Facility) on March 27, 1997. The Facility has a term of five years and bears interest at LIBOR plus a spread, 21.5 basis points, based on the Company's senior debt rating as of January 2, 1998. Additionally, annual fees are paid on the Facility at a rate, 11 basis points, also based on the Company's senior debt rating as of January 2, 1998. Commercial paper is classified as long-term debt based on the Company's ability and intent to refinance it on a long-term basis.

  The Company's loan agreements require the maintenance of certain financial ratios and minimum shareholders' equity, and also include, among other things, limitations on additional indebtedness and the pledging of assets. At January 2, 1998, shareholders' equity exceeded the minimum requirement by $731 million.

  The 1997 consolidated statement of cash flows excludes $226 million of debt assumed by Host Marriott and $91 million of notes receivable related to the sale of 29 senior living communities to Host Marriott, and $141 million of debt assumed in the RHG acquisition. The 1996 consolidated statement of cash flows excludes $363 million of Forum debt (including capital leases) assumed at the date of acquisition by the Company. Non-recourse debt of $62 million and $29 million extinguished without cash payments in 1997 and 1996, respectively, and $77 million assumed in 1995 is not reflected in the statement of cash flows.

  Aggregate debt maturities, excluding capital lease obligations, are: 1998 - $21 million; 1999 - $10 million; 2000 - $7 million; 2001 - $9 million; 2002 -
$700 million and $802 million thereafter.

 Cash paid for interest was $96 million in 1997, $57 million in 1996, and $32 million in 1995.

CONVERTIBLE SUBORDINATED DEBT

  On March 25, 1996, the Company issued $540 million (principal amount at maturity) of zero coupon convertible subordinated debt in the form of Liquid Yield Option Notes due 2011. Each $1,000 LYON is convertible at any time, at the option of the holder, into 8.76 shares of the Company's common stock. The LYONs were issued at a discount representing a yield to maturity of 4.25 percent. The Company recorded the LYONs at the discounted amount at issuance. Accretion is recorded as interest expense and an increase to the carrying value. Gross proceeds from the LYONs issuance were $288 million.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 At the option of the holder, the Company may be required to redeem each LYON on March 25, 1999, or March 25, 2006, for $603.71 or $810.36 per LYON,
respectively. In such event, the Company may elect to redeem the LYONs for cash, common stock, or any combination thereof.

  The LYONs are redeemable by the Company at any time on or after March 25, 1999, for cash equal to the issue price plus accrued original issue discount. The LYONs are expressly subordinated to the Company's $1.8 billion of Senior Indebtedness at January 2, 1998, including guarantees, as defined in the indenture governing the LYONs.

  Upon consummation of the Spinoff, each LYON will be convertible into 2.19 shares of SMS common stock (after giving effect to a one-for-four reverse stock split), 8.76 shares of New Marriott Common Stock and 8.76 shares of New Marriott Class A Common Stock. The LYONS will be assumed by New Marriot, and SMS will assume responsibility for a portion of the LYONs equal to its pro rata share of the relative equity values of SMS and New Marriott as determined in good faith by the Company prior to the Spinoff, although New Marriott will be liable to the holders of the LYONs for any payments that SMS fails to make on its allocable portion.

SHAREHOLDERS' EQUITY

  Three hundred million shares of the Company's common stock, with a par value of $1 per share, are authorized. One million shares of preferred stock, without par value, are authorized, with none issued. Upon the Spinoff, New Marriott will have 500 million shares of New Marriott Common Stock, 300 million shares of New Marriott Class A Common Stock, and 10 million shares of preferred stock authorized.

  On July 23, 1993, the Company's Board of Directors adopted a shareholder rights plan under which one preferred stock purchase right was distributed for each share of Company common stock. Each right entitles the holder to buy 1/1000/th/ of a share of a newly issued series of junior participating preferred stock of the Company at an exercise price of $150. The rights will be exercisable ten days after a person or group acquires beneficial ownership of 20 percent or more of the Company's common stock, or begins a tender or exchange offer for 30 percent or more of the Company's common stock. Shares owned by a person or group on September 30, 1993 and held continuously thereafter are exempt for purposes of determining beneficial ownership under the rights plan. The rights are nonvoting and will expire on the tenth anniversary of the adoption of the Company's shareholder rights plan, unless exercised or previously redeemed by the Company for $.01 each. If the Company is involved in a merger or certain other business combinations not approved by the Board of Directors, each right entitles its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the right.

  In connection with the Spinoff, the shareholder rights plan will be amended to exempt shares acquired by Sodexho and its affiliates.

  The Company has been authorized by its Board of Directors to purchase up to an additional 5.1 million shares of the Company's common stock including 5.0 million shares authorized in January 1998.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

EARNINGS PER SHARE

  The following table illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations (in millions, except per share amounts).

                                                                     1997                    1996                    1995
                                                             -------------------     -------------------     -------------------
Computation of Basic Earnings Per Share

 Net income.............................................       $             335       $             306       $             247
 Weighted average shares outstanding....................                   127.0                   127.4                   124.7
                                                             -------------------     -------------------     -------------------

  Basic Earnings Per Share..............................       $            2.64       $            2.40       $            1.98
                                                             ===================     ===================     ===================

Computation of Diluted Earnings Per Share

 Net income.............................................       $             335       $             306       $             247
  After-tax interest expense on convertible
  subordinated debt.....................................                       8                       6                       -
                                                             -------------------     -------------------     -------------------

  Net income for diluted earnings per share.............       $             343       $             312       $             247
                                                             -------------------     -------------------     -------------------

 Weighted average shares outstanding....................                   127.0                   127.4                   124.7

 Effect of Dilutive Securities
    Employee stock purchase plan........................                     0.1                     0.2                     0.2
    Employee stock option plan..........................                     4.4                     4.5                     3.6
    Deferred stock incentive plan.......................                     3.0                     3.1                     3.4
    Convertible subordinated debt.......................                     4.7                     3.7                       -
                                                             -------------------     -------------------     -------------------

    Shares for diluted earnings per share...............                   139.2                   138.9                   131.9
                                                             -------------------     -------------------     -------------------

    Diluted Earnings Per Share..........................       $            2.46       $            2.25       $            1.87
                                                             ===================     ===================     ===================

  The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. The if-converted method is used for convertible subordinated debt.

  Certain options to purchase shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares as follows:

                                                                     1997                   1996                   1995
                                                             ------------------     -------------------     -----------------
Number of shares (in millions)............................              2.4                    1.9                    2.0
Weighted average exercise price...........................     $         68           $         55            $        37
Weighted average remaining life (in years)................               15                     15                     15

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

EMPLOYEE STOCK PLANS

  Under the Company's 1996 Comprehensive Stock Incentive Plan (Comprehensive
Plan), the Company may award to participating employees (i) options to purchase the Company's common stock (Stock Option Program and Supplemental Executive Stock Option awards), (ii) deferred shares of the Company's common stock and
(iii) restricted shares of the Company's common stock. In addition, the Company has an employee stock purchase plan (Stock Purchase Plan). In accordance with the provisions of Opinion No. 25 of the Accounting Principles Board, no compensation cost is recognized for the Stock Option Program, the Supplemental Executive Stock Option awards or the Stock Purchase Plan.

  Deferred shares granted to officers and key employees under the Comprehensive Plan generally vest over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer receipt of shares until termination or retirement. The Company accrues compensation expense for the fair market value of the shares on the date of grant, less estimated forfeitures. The Company awarded 0.2 million and 0.4 million deferred shares under this plan during 1997 and 1996, respectively. Compensation cost recognized during 1997 and 1996 was $11 million and $9 million, respectively.

  Restricted shares under the Comprehensive Plan are issued to officers and key employees and distributed over a number of years in annual installments, subject to certain prescribed conditions including continued employment. The Company recognizes compensation expense for the restricted shares over the restriction period equal to the fair market value of the shares on the date of issuance. The Company awarded 0.1 million and 0.2 million restricted shares under this plan during 1997 and 1996, respectively. Compensation cost recognized was $2 million in 1997 and 1996.

  Under the Stock Purchase Plan, eligible employees may purchase common stock through payroll deductions at the lower of market value at the beginning or end of each plan year.

  Employee stock options may be granted to officers and key employees at exercise prices not less than the market price of the Company's stock on the date of grant. Nonqualified options expire up to 15 years after the date of grant. Most options under the Stock Option Program are exercisable in cumulative installments of one-fourth at the end of each of the first four years following the date of grant. In February 1997, the Company issued one million Supplemental Executive Stock Option awards, which vest after eight years. However, if the Company's stock price meets certain performance criteria the options may vest sooner. These options have an exercise price of $54 and none of them were exercised or forfeited during 1997.

  For purposes of the following disclosures required by FAS No. 123, "Accounting for Stock-Based Compensation," the fair value of each option granted has been estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

                                                                 1997                       1996                   1995
                                                       ----------------------     ----------------------     -------------
Annual dividends..................................       $       .35                $       .32                $    .28
Expected volatility...............................                24%                        25%                     26%
Risk free interest rate...........................               6.2%                       6.1%                    5.9%
Expected life (in years)..........................                 7                          7                       7

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  Pro forma compensation cost for the Stock Option Program, the Supplemental Executive Stock Option awards and employee purchases pursuant to the Stock Purchase Plan subsequent to December 30, 1994, recognized in accordance with FAS No. 123, would reduce the Company's net income as follows (in millions, except per share amounts):

                                                                1997                     1996                     1995
                                                       --------------------     --------------------     --------------------
Net income as reported.........................          $          335           $          306           $         247
Pro forma net income...........................          $          317           $          295           $         243

Diluted earnings per share as reported.........          $         2.46           $         2.25           $        1.87
Pro forma diluted earnings per share...........          $         2.35           $         2.18           $        1.85

  The weighted-average fair value of each option granted during 1997, 1996 and 1995 was $22, $19 and $12, respectively. Since the pro forma compensation cost for the Stock Option Program is recognized over the vesting period, the foregoing pro forma reductions in the Company's net income are not representative of anticipated amounts in future years.

  A summary of the Company's Stock Option Program activity during 1997 and 1996 is presented below:

                                                             1997                                           1996
                                          ----------------------------------------     --------------------------------------------
                                                                     Weighted                                         Weighted
                                              Number of               average                Number of                 average
                                               options               exercise                 options                 exercise
                                            (in millions)              price               (in millions)                price
                                           ---------------      -------------------     -------------------      -------------------

Outstanding at beginning of year.....              14.1          $         28                      14.4           $          23
Granted during the year..............               2.5                    67                       1.9                      55
Exercised during the year............              (1.9)                   21                      (2.1)                     20
Forfeited during the year............              (0.2)                   35                      (0.1)                     40
                                            ------------                                     -----------
Outstanding at end of year...........              14.5                    35                      14.1                      28
                                            ============             =========               ===========              ==========

Options exercisable at end of year...               9.3          $         24                       9.2           $          20
                                            ============             =========               ===========              ==========

 At January 2, 1998, 22.3 million shares were reserved under the Comprehensive Plan (including 14.5 million shares under the Stock Option Program and one million shares under the Supplemental Executive Stock Option Program) and 1.3 million shares were reserved under the Stock Purchase Plan.

  Stock options issued under the Stock Option Program outstanding at January 2, 1998 were as follows:

                                                     Outstanding                                              Exercisable
                           ------------------------------------------------------------        -------------------------------------


                                                     Weighted               Weighted                                      Weighted
       Range of                Number of             average                average               Number of               average
       exercise                 options           remaining life            exercise               options                exercise
        prices               (in millions)          (in years)               price              (in millions)              price
 ----------------------     ---------------      ---------------      --------------------     ---------------      ----------------
$    7 to 10                           1.2                    8        $                7                 1.2        $      7
     11 to 14                          1.2                    9                        13                 1.2              13
     15 to 22                          1.5                   10                        16                 1.5              16
     23 to 36                          4.5                    9                        28                 4.1              28
     37 to 56                          3.8                   14                        46                 1.3              43
     57 to 70                          2.3                   15                        68                   -
----------------------     ---------------                                                    ---------------
  $   7 to 70                         14.5                   11                        35                 9.3              24
======================     ===============      ===============      ====================     ===============      =================


                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  In connection with the Spinoff, stock options, deferred shares and restricted shares which have been granted to persons other than those who remain employees of SMS will be canceled and new awards with the same value will be issued to them by New Marriott under a new comprehensive stock incentive plan. Stock options, deferred shares and restricted shares which have been granted to persons who remain employees of SMS will be adjusted to reflect the Spinoff such that the value of such awards before the Spinoff equals the value of the adjusted SMS awards after the Spinoff.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The fair values of current assets and current liabilities are assumed to be equal to their reported carrying amounts. The fair values of noncurrent financial assets and liabilities are shown below.

                                                                        1997                                    1996
                                                        -----------------------------------     -----------------------------------
                                                            Carrying              Fair              Carrying              Fair
                                                             amount               value              amount               value
                                                        ---------------     ---------------     ---------------     ---------------
                                                                                        (in millions)
Notes and other receivable..........................      $         672       $         685       $         480       $         480
Long-term debt, convertible subordinated debt and
   other long-term liabilities......................              1,908               1,944               1,359               1,316

  Notes and other receivable are valued based on the expected future cash flows discounted at risk adjusted rates. Valuations for long-term debt, convertible subordinated debt and other long-term liabilities are determined based on quoted market prices or expected future payments discounted at risk adjusted rates.
The fair value of commercial paper borrowings is the carrying value.

CONTINGENT LIABILITIES

  The Company issues guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees are limited, in the aggregate, to $231 million at January 2, 1998, including the
Company Guarantees,  with expected funding of zero.   New World Development and
another affiliate of Dr. Cheng have severally indemnified the Company for loan guarantees with a maximum funding of $18 million (which are included in the $231 million above) and guarantees by RHG of leases with minimum annual payments of approximately $59 million. As of January 2, 1998, the Company had extended approximately $220 million of loan commitments to owners of lodging and senior living properties. Letters of credit outstanding on the Company's behalf at January 2, 1998 totaled $120 million, of which $38 million related to the Company's repurchase obligation for notes receivable originated by Marriott Vacation Club International and the majority of the remainder related to the
Company's self-insurance program.   Upon consummation of the Spinoff, New
Marriott will replace SMS as guarantor or obligor under the guarantees and commitments, or will indemnify SMS in respect of them.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

BUSINESS SEGMENTS

                                                                        1997                  1996                   1995
                                                                 -----------------     -----------------     -------------------
                                                                                           (in millions)
Identifiable assets
  Lodging...................................................          $      3,995          $      2,414          $        2,329
  Contract Services.........................................                 1,669                 2,108                   1,169
  Corporate.................................................                   658                   553                     520
                                                                 -----------------     -----------------     -------------------
                                                                      $      6,322          $      5,075          $        4,018
                                                                  =================     =================     ===================

Capital expenditures
  Lodging...................................................          $        271          $        158          $           76
  Contract Services.........................................                   264                   154                      70
  Corporate.................................................                    18                    14                       7
                                                                 -----------------     -----------------     -------------------
                                                                      $        553          $        326          $          153
                                                                 =================     =================     ===================

Depreciation and amortization
  Lodging...................................................          $         89          $         55          $           45
  Contract Services.........................................                    87                    91                      73
  Corporate.................................................                    12                    10                      11
                                                                 -----------------     -----------------     -------------------
                                                                      $        188          $        156          $          129
                                                                 =================     =================     ===================

  The Company is a diversified hospitality company with operations in two business segments: Lodging, which includes development, ownership, operation and franchising of lodging properties under 10 brand names and development and operation of vacation timesharing resorts; and Contract Services, consisting of food service and facilities management for clients in business, education and health care; development, ownership and operation of senior living communities; and wholesale food distribution.

  The results of operations of the Company's business segments are reported in the consolidated statement of income. Segment operating expenses include selling, general and administrative expenses directly related to the operations of the businesses, aggregating $595 million in 1997, $534 million in 1996 and $457 million in 1995.

                         MARRIOTT INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

QUARTERLY FINANCIAL DATA - UNAUDITED

($ in millions, except per share amounts)

                                                                                       1997/1/
                                              -------------------------------------------------------------------------------------
                                                    First            Second             Third            Fourth            Fiscal
                                                   Quarter           Quarter           Quarter         Quarter/3/           Year
                                               ---------------   ---------------   ---------------   ---------------   -------------

Systemwide revenues/2/                          $       3,280     $       3,855     $       3,730     $       5,317     $    16,182
Sales..........................................         2,604             2,878             2,676             3,876          12,034
Operating profit before corporate expenses and
   interest....................................           162               187               149               228             726
Net income.....................................            77                83                67               108             335
Diluted earnings per share/4/..................           .57               .61               .49               .79            2.46

--------------------------------------------------------------------------------

                                                                                       1996/1/
                                              -------------------------------------------------------------------------------------
                                                  First              Second           Third              Fourth            Fiscal
                                                 Quarter             Quarter         Quarter             Quarter            Year
                                              ---------------   ---------------   ---------------   ---------------   -------------
Systemwide revenues/2/........................  $       2,655     $       2,979     $       2,842     $       4,329     $    12,805
Sales.........................................          2,163             2,352             2,210             3,447          10,172
Operating profit before corporate expenses and
   interest...................................            123               153               128               225             629
Net income....................................             63                75                58               110             306
Diluted earnings per share/4/.................            .47               .55               .43               .80            2.25

--------------------------------------------------------------------------------
/1/ The quarters consist of 12 weeks, except the fourth quarter, which includes 16 weeks in 1997 and 17 weeks in 1996.
/2/ Systemwide revenues represent sales of the Company plus revenues of franchised lodging properties and other properties not operated with the Company's employees, less fees generated by such properties (that are already included in sales of the Company).
/3/ Fourth quarter 1997 includes a non-recurring loss before tax of $22 million ($14 million after tax, or $.10 per share) arising from the sale of the UK operations of Marriott Management Services.
/4/ Earnings per share data have been restated to reflect the adoption, in the fourth quarter of 1997, of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

                                   PART III

ITEMS 10, 11, 12 AND 13.

  As described below, certain information appearing in the Company's Proxy Statement to be furnished to shareholders in connection with the 1998 Annual Meeting, is incorporated by reference in this Form 10-K Annual Report.

          ITEM 10. This information is incorporated by reference to the "Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement to be furnished to shareholders in connection with the 1998 Annual Meeting. Information regarding executive officers is included below.

          ITEM 11.                 This information is incorporated by
                                   reference to the "Executive
                                   Compensation" section of the
                                   Company's Proxy Statement to be
                                   furnished to shareholders in
                                   connection with the 1998 Annual
                                   Meeting .

          ITEM 12.                 This information is incorporated by
                                   reference to the "Security
                                   Ownership of Certain Beneficial
                                   Owners and Management" section of
                                   the Company's Proxy Statement to be
                                   furnished to shareholders in
                                   connection with the 1998 Annual
                                   Meeting.

          ITEM 13.                 This information is incorporated by
                                   reference to the "Certain
                                   Transactions" section of the
                                   Company's Proxy Statement to be
                                   furnished to shareholders in
                                   connection with the 1998 Annual
                                   Meeting.

EXECUTIVE OFFICERS

 The 13 persons identified below are the executive officers of the Company.

            Name and Title                     Age                             Business Experience
--------------------------------------     ----------      -----------------------------------------------------------
J. W. Marriott, Jr.                             65          Mr. Marriott is Chairman of the Company Board and Chief
Chairman of the Board and Chief                             Executive Officer of the Company.  He joined Marriott
Executive Officer                                           Corporation in 1956 and has been a member of the Board of
                                                            Directors of Marriott Corporation / Host Marriott /
                                                            Marriott International since 1964.  He became President
                                                            of Marriott Corporation in 1964, Chief Executive Officer
                                                            of Marriott Corporation in 1972 and Chairman of the Board
                                                            of Marriott Corporation in 1985.  Mr. Marriott remains a
                                                            director of Host Marriott and is a director of Host
                                                            Marriott Services.  He is also a director of General
                                                            Motors Corporation and the U.S.-Russia Business Council.
                                                            He serves on the Board of Trustees of the Mayo
                                                            Foundation, National Geographic Society and Georgetown
                                                            University.  He is on the President's Advisory Committee
                                                            of the American Red Cross and the Executive Committee of
                                                            the World Travel & Tourism Council, and is a member of
                                                            the Business Council and the Business Roundtable.  Mr.
                                                            Marriott has served as Chairman of the Board and Chief
                                                            Executive Officer of the Company since October 1993.

Todd Clist                                      56          Todd Clist joined Marriott Corporation in 1968.  Mr.
Vice President;                                             Clist served as general manager of several hotels before
President - Marriott Lodging,                               being named Regional Vice President, Midwest Region for
United States and Canada                                    Marriott Hotels, Resorts & Suites in 1980.  Mr. Clist
                                                            became Executive Vice President of Marketing for Marriott
                                                            Hotels, Resorts & Suites in 1985, and Senior Vice
                                                            President, Lodging Products and Markets in 1989.  Mr.
                                                            Clist was named Executive Vice President and General
                                                            Manager for Fairfield Inn in 1990, for both Fairfield Inn
                                                            and Courtyard in 1991, and for Fairfield Inn, Courtyard
                                                            and Residence Inn in 1993. Mr. Clist was appointed to his
                                                            current position in January 1994.

Edwin D. Fuller                                 52          Edwin D. Fuller joined Marriott Corporation in 1972 and
Vice President;                                             held several sales positions before being appointed Vice
President and Managing Director -                           President - Marketing in 1979.  After serving as general
Marriott Lodging International                              manager at several Marriott hotels, Mr. Fuller became a
                                                            Regional Vice President in 1985 and was promoted to
                                                            Senior Vice President and Managing Director of Marriott
                                                            Lodging International in 1990.  Mr. Fuller was appointed
                                                            to his current position in January 1994.

            Name and Title                     Age                             Business Experience
--------------------------------------     ----------      -----------------------------------------------------------
Paul E. Johnson, Jr.                            50          Paul E. Johnson, Jr. joined Marriott Corporation in 1983
Vice President;                                             in Corporate Financial Planning & Analysis.  In 1987, he
President - Marriott                                        was promoted to Group Vice President of Finance and
Senior Living Services                                      Development for the Marriott Service Group and later
                                                            assumed responsibility for real estate development for
                                                            Marriott Senior Living Services.  During 1989, he served
                                                            as Vice President and General Manager of Marriott
                                                            Corporation's Travel Plazas division.  Mr. Johnson
                                                            subsequently served as Vice President and General Manager
                                                            of Marriott Family Restaurants from December 1989 through
                                                            1991.  In October 1991, he was appointed as Executive
                                                            Vice President and General Manager of Marriott Senior
                                                            Living Services, and in June 1996 he was appointed to his
                                                            current position.

Brendan M. Keegan                               54          Brendan M. Keegan joined Marriott Corporation in 1971, in
Senior Vice President -                                     the Corporate Organization Development Department and
Human Resources                                             subsequently held several human resources positions,
                                                            including Vice President of Organization Development and
                                                            Executive Succession Planning.  In 1986, Mr. Keegan was
                                                            named Senior Vice President, Human Resources, Marriott
                                                            Service Group, which now comprises the  Company's
                                                            Contract Services Group.  In April 1997, Mr. Keegan was
                                                            appointed Senior Vice president of Human Resources for
                                                            the Company's worldwide human resources functions,
                                                            including compensation, benefits, labor and employee
                                                            relations, employment, human resources planning and
                                                            development and employee communications.

Charles D. O'Dell                               46          Charles D. O'Dell joined Marriott Corporation in 1979 and
Vice President;                                             became a Regional Manager in Marriott Corporation's Roy
President - Marriott                                        Rogers Division in 1981.  Mr. O'Dell held several
Management Services                                         management positions in that Division until 1985, when he
                                                            was named Division Vice President - Education in the Food
                                                            and Services Management Division.  In 1986, Mr. O'Dell
                                                            became Senior Vice President of Business Food and
                                                            Auxiliary Services, and in November 1990 he was appointed
                                                            to his current position.

Robert T. Pras                                  56          Robert T. Pras joined Marriott Corporation in 1979 as
Vice President;                                             Executive Vice President of Fairfield Farm Kitchens, the
President - Marriott                                        predecessor of Marriott Distribution Services. In 1981,
Distribution Services                                       Mr. Pras became Executive Vice President of Procurement
                                                            and Distribution.  In May 1986, Mr. Pras was appointed to
                                                            the additional position of General Manager of Marriott
                                                            Corporation's Continuing Care Retirement Communities.  He
                                                            was named Executive Vice President and General Manager of
                                                            Marriott Distribution Services in 1990.  Mr. Pras was
                                                            appointed to his current position in January 1997.

Name and Title                                 Age                             Business Experience
--------------------------------------     ----------      -----------------------------------------------------------
Joseph  Ryan                                    56          Joseph Ryan joined the Company in December 1994 as
Executive Vice President and General                        Executive Vice President and General Counsel.  Prior to
Counsel                                                     that time, he was a partner in the law firm of O'Melveny
                                                            & Myers, serving as the Managing Partner from 1993 until
                                                            his departure.  He joined O'Melveny & Myers in 1967 and
                                                            was admitted as a partner in 1976.

William J. Shaw                                 52          On March 31, 1997, William J. Shaw became President and
President and Chief                                         Chief Operating Officer of the Company.  Mr. Shaw joined
Operating Officer                                           Marriott Corporation in 1974, was elected Corporate
                                                            Controller in 1979 and a Vice President in 1982. In 1986,
                                                            Mr. Shaw was elected Senior Vice President-Finance and
                                                            Treasurer of Marriott Corporation.  He was elected
                                                            Executive Vice President of Marriott Corporation and
                                                            promoted to Chief Financial Officer in April 1988.  In
                                                            February 1992, he was elected President of the Marriott
                                                            Service Group, which now comprises the Company's Contract
                                                            Services Group.  Mr. Shaw was elected Executive Vice
                                                            President and President - Marriott Service Group in
                                                            October 1993.  Mr. Shaw is also Chairman of the Board of
                                                            Directors of Host Marriott Services.  He also serves on
                                                            the Board of Trustees of the University of Notre Dame,
                                                            Loyola College in Maryland and the Suburban Hospital
                                                            Foundation.  Mr. Shaw has been a director of the Company
                                                            since May 1997.

Michael A. Stein                                48          Michael A. Stein joined Marriott Corporation in 1989 as
Executive Vice President and Chief                          Vice President, Finance and Chief Accounting Officer. In
Financial Officer                                           1990, he assumed responsibility for Marriott
                                                            Corporation's financial planning and analysis functions.
                                                            In 1991, he was elected Senior Vice President, Finance
                                                            and Corporate Controller of Marriott Corporation and also
                                                            assumed responsibility for Marriott Corporation's
                                                            internal audit function.  In October 1993, effective as
                                                            of the Distribution Date, he was appointed Executive Vice
                                                            President and Chief Financial Officer of the Company.
                                                            Prior to joining Marriott Corporation, Mr. Stein spent 18
                                                            years with Arthur Andersen LLP (formerly Arthur Andersen
                                                            & Co.) where, since 1982, he was a partner.

James M. Sullivan                               54          James M. Sullivan joined Marriott Corporation in 1980,
Vice President;                                             departed in 1983 to acquire, manage, expand and
Executive Vice President -                                  subsequently sell a successful restaurant chain, and
Lodging Development                                         returned to Marriott Corporation in 1986 as Vice
                                                            President of Mergers and Acquisitions.  Mr. Sullivan
                                                            became Senior Vice President, Finance - Lodging in 1989,
                                                            Senior Vice President - Lodging Development in 1990 and
                                                            was appointed to his current position in December 1995.

            Name and Title                     Age                             Business Experience
--------------------------------------     ----------       ----------------------------------------------------------
William R. Tiefel                               63          William R. Tiefel joined Marriott Corporation in 1961 and
Executive Vice President and                                was named President of Marriott Hotels, Resorts and
President - Marriott Lodging Group                          Suites in 1988.  He had previously served as resident
                                                            manager and general manager at several Marriott hotels
                                                            prior to being appointed Regional Vice President and
                                                            later Executive Vice President of Marriott Hotels,
                                                            Resorts and Suites and Marriott Ownership Resorts.  Mr.
                                                            Tiefel was elected Executive Vice President of Marriott
                                                            Corporation in November 1989.  In March 1992, he was
                                                            elected President - Marriott Lodging Group and assumed
                                                            responsibility for all of the Company's lodging brands.
                                                            In October 1993, effective as of the Distribution Date,
                                                            he was appointed to his current position.

Stephen P. Weisz                                47          Stephen P. Weisz joined Marriott Corporation in 1972 and
Vice President;                                             was named Regional Vice President of the Mid-Atlantic
Executive Vice President - Marriott                         Region in 1991.  Mr. Weisz had previously served as
Lodging and                                                 Senior Vice President of Rooms Operations before being
President - Marriott Vacation Club                          appointed as Vice President of the Revenue Management
International                                               Group.  Mr. Weisz became Senior Vice President of Sales
                                                            and Marketing for Marriott Hotels, Resorts and Suites in
                                                            August 1992 and Executive Vice President - Lodging Brands
                                                            in August 1994.  In December 1996, Mr. Weisz was
                                                            appointed President - Marriott Vacation Club
                                                            International.

  Upon the Spinoff, the foregoing officers will resign from the Company and assume the same titles and responsibilities with New Marriott, with the exception of Charles D. O'Dell, who will become President and Chief Executive Officer and serve on the Board of Directors of the Company. In addition, William
J. Shaw will serve as Chairman of the Board of Directors of the Company.

  In addition to Mr. O'Dell, the following persons have been chosen to become executive officers of the Company, effective upon the Spinoff:

            Name and Title                     Age                            Business Experience
--------------------------------------     ----------     ------------------------------------------------------------
Charles D. O'Dell                               46        See above.
President and Chief
Executive Officer

Michel Landel                                   46        Michel Landel was appointed President and Chief Executive
Executive Vice President                                  Officer of Sodexho North America in 1994.  Mr. Landel
                                                          joined Sodexho in 1984 as a Regional Manager of Sodexho
                                                          Africa. In 1986, he was named President of Sodexho Africa, a position he held until 1989, when he became President and
                                                          Chief Executive Officer of Sodexho's United States
                                                          operations. Prior to joining Sodexho, Mr. Landel held
                                                          positions with Groupe Poliet (Plan General Manager, 1980-
                                                          1984) and The Chase Manhattan Bank (Financial Analyst and
                                                          Assistant Treasurer, 1976 - 1980).

Name and Title                                Age                             Business Experience
--------------------------------------     --------       -------------------------------------------------------------
Anthony F. Alibrio                              53        Anthony F. Alibrio's has served as President of Health Care
President, Health Care Services                           Services for Marriott Management Services since 1990.  His career has been focused on serving the health care industry for the past 27 years of his 32 year tenure with Marriott. In the past he has held various operations, sales, and marketing responsibilities including Division Vice President and
                                                          National Vice President of Sales and Marketing. A member of the Healthcare Research and Development Institute and the
                                                          American Academy of Medical Administrators. Mr. Alibrio also serves as a member of the Board of Directors for the National
                                                          Committee for Quality Health Care and Health Insights
                                                          Foundation.


Stephen J. Brady                                 53       Stephen J. Brady joined Sodexho USA in 1989 after a 15-year
Senior Vice President,                                    career in the retail industry.  His positions with Sodexho
Corporate Communications                                  USA were Vice President of Strategic Developments, Vice
                                                          President of Health Care Operations and Regional Vice
                                                          President of Education Operations. Most recently he has
                                                          served as Vice President of Marketing and Communications for
                                                          Sodexho USA. Mr. Brady serves on the board of FoodChain, the national food rescue network.

Robert Drury                                    51        Robert Drury has served as Senior Vice President of Finance
Corporate Treasurer                                       and Chief Financial Officer for Sodexho USA since 1995.
                                                          Prior to joining Sodexho USA, Mr. Drury held positions with
                                                          ARAMARK, including Chief Financial Officer of the
                                                          Leisure/International Sector, and had profit responsibility of the Encore Service Division. Previously, he worked for
                                                          PepsiCo in a strategic planning role and for its Wilson
                                                          Sporting Goods Division in a variety of operating and
                                                          financial roles.

William W. Hamman                               56        William W. Hamman has served as President of Marriott
President, Higher Education Services                      Education Services since 1990.  He has supported the higher education community for 35 years, holding positions in
                                                          Marriott Education Services that include Regional Vice
                                                          President, Area Vice President and Division Vice President.
                                                          Mr. Hamman is active in the National Association of College and University Business Officers (NACUBO) and Council of
                                                          Independent Colleges (CIC). He also serves on the Western
                                                          Illinois University Foundation Board of Trustees.

Randall C. Harris                               46        Randall C. Harris joined Marriott Management Services in
Senior Vice President and                                 1997.  Before joining the Company, Mr. Harris was with
Chief Human Resources Officer                             Cognizant Corporation, which was formed as a result of the restructuring of Dunn & Bradstreet Corporation. His previous experience includes senior human resource and general
                                                          management positions with American Express (and the
                                                          subsequent initial public offering of First Data Corporation)
                                                          and Sprint Corporation.

Name and Title                                Age                             Business Experience
--------------------------------------     ---------      ------------------------------------------------------------
Lawrence E. Hyatt                               43        Lawrence E. Hyatt has served as Senior Vice President,
Senior Vice President and                                 Finance and Planning for Marriott Management Services since
Chief Financial Officer                                   1988.  He joined Marriott Corporation in 1981 and has been
                                                          Staff Auditor for Corporate Internal Audit, Manager of
                                                          Financial Analysis for Roy Rogers Restaurants, Director of
                                                          Finance for Marriott Services Group and Vice President,
                                                          Operations Planning and Control for the Company.
                                                          Previously, Mr. Hyatt was an associate in ICF Incorporated and a financial analyst for the US Department of Energy.



Robert J. Jantzen                               49        Robert J. Jantzen has served as President, Marriott
President, Corporate Services                             Corporation Services since 1995.  He joined Marriott
                                                          Corporation in 1984 and has served as Senior Vice President of Marriott Corporate Services for Marriott Management
                                                          Services.  Prior to joining Marriott Corporation, Mr.
                                                          Jantzen served in operations, sales and marketing with
                                                          PepsiCo and Procter & Gamble.


David R. Smail                                  58        David R. Smail has most currently served as Senior Vice
Senior Vice President and                                 President and Chief Information Officer for Marriott
Chief Information Officer                                 Management Services.  He joined Marriott Corporation in
                                                          1981 as Vice President in the Marriott Information Systems
                                                          Department.  From 1985 to 1992, he served as Vice
                                                          President, Corporate Systems Services, Marriott
                                                          Corporation.  Prior to joining Marriott Corporation, Mr.
                                                          Smail worked as an Assistant Vice President in the
                                                          Operations Group, AMTRAK, and spent 14 years at Andersen
                                                          Consulting.

Robert A. Stern                                 39        Robert A. Stern has most recently served as Associate
Senior Vice President and                                 General Counsel for the Company providing legal support to
General Counsel                                           Marriott Management Services.  Previously, he provided
                                                          legal support to Marriott Corporation's Restaurant and Travel
                                                          Plaza businesses. Mr. Stern joined Marriott Corporation in
                                                          1985 from the Washington, D.C., office of Skadden Arps Slate
                                                          Meagher & Flom.

Anthony J. Wilson                               45        Anthony J. Wilson has served as Senior Vice President,
Senior Vice President                                     Marketing and Product Development for MMS since joining the
Marketing and Procurement                                 Company in November 1996.  Previously, Mr. Wilson was Vice
                                                          President and General Manager in the Global Food Service
                                                          division of Campbell Soup Company. He also spent 13 years at
                                                          ARAMARK, where he served as Senior Vice President ARASERVE and President of ARAMARK's Marketing Services Group.

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

                                                                 Incorporation by Reference
                                                                 (where a report or registration statement is
Exhibit No.      Description                                     indicated below, that document has been previously
                                                                 filed by the Company and the applicable exhibit is
                                                                 incorporated by reference thereto)
--------------------------------------------------------------------------------------------------------------------
3.1              Restated Certificate of Incorporation.          Exhibit No. 3.1 to Form 8-K dated October 25, 1993.

3.2              Restated Bylaws.                                Exhibit No. 4 to Form 10-Q for the fiscal quarter
                                                                 ended September 12, 1997.

4.1              Certificate of Designation, Preferences and     Exhibit No. 4.1 to Form 8-K dated October 25, 1993.
                 Rights of Series A Junior Participating
                 Preferred Stock.

4.2              Rights Agreement with The Bank of New York,     (a) Exhibit No. 4.2 to Form 8-K dated October 25,
                 as Rights Agent, as amended.                    1993 and (b) Exhibit 1 to Form 8-A/A filed on
                                                                 October 15, 1997 (Amendment No. 1).

4.3              Indenture with Chemical Bank, as Trustee, as    (a) Exhibit Nos. 4(i) and 4(ii) to Form 8-K dated
                 supplemented.                                   December 9, 1993 (original Indenture and First
                                                                 Supplemental Indenture); (b) Exhibit No. 4(ii) to
                                                                 Form 8-K dated April 19, 1995 (Second Supplemental
                                                                 Indenture); (c) Exhibit No. 4.2 to Form 8-K dated
                                                                 June 7, 1995 (Third Supplemental Indenture); and
                                                                 (d) Exhibit No. 4.2 to Form 8-K dated December 11,
                                                                 1995 (Fourth Supplemental Indenture).

4.4              Indenture with The Bank of New York, as         (a) Exhibit No. 4.1 to Form 8-K dated March 25,
                 Trustee, relating to Liquid Yield Option        1996; (b) Exhibit No. 4.2 to Form 8-K dated March
                 Notes, as supplemented.                         25, 1996 (First Supplemental Indenture).

                                                       Incorporation by Reference
                                                       (where a report or registration statement
                                                       is indicated below, that document has been
                                                       previously filed by the Company and the
                                                       applicable exhibit is incorporated by
Exhibit No.    Description                             reference thereto)
------------------------------------------------------------------------------------------------------------
4.5            Indenture among RHG Finance             (a) Exhibit No. 2.02 to Renaissance Hotel
               Corporation, as issuer, Renaissance     Group N.V. Annual Report on Form 20-F for
               Hotel Group N.V. and the Company, as    the fiscal year ended June 30, 1996; and
               guarantors, and The First National      (b) Exhibit 4 to Form 10-Q for the fiscal
               Bank of Chicago as Trustee, as          quarter ended June 20, 1997 (First and
               supplemented.                           Second Supplemental Indenture).

10.1           $1.5 billion Credit Agreement with      (a) Exhibit No. 10 to Form 10-Q for the
               Citibank, N.A., as Administrative       fiscal quarter ended March 28, 1997
               Agent, and certain banks, as Banks,     (original agreement), and (b) filed
               as amended.                             herewith (First Amendment.

10.2           Distribution Agreement with Host        (a) Exhibit No. 10.3 to Form 8-K dated
               Marriott, as amended.                   October 25, 1993; (b) Exhibit No. 10.2 to
                                                       Form 10-K for the fiscal year ended
                                                       December 29, 1995 (First Amendment); and
                                                       (c) Exhibit No. 10.1 to Form 10-Q for the
                                                       fiscal quarter ended September 12, 1997
                                                       (Second Amendment).

10.3           Non Competition Agreement with Host     (a) Exhibit No. 10.7 to Form 8-K dated
               Marriott and Host Marriott Services     October 25, 1993; (b) Exhibit No. 10.4 to
               Corporation, as amended.                Form 10-K for the fiscal year ended
                                                       December 29, 1995 (Amendment No. 1).

10.4           Employee Benefits and Other             Exhibit No. 10.6 to Form 8-K dated October
               Employment Matters Allocation           25, 1993.
               Agreement with Host Marriott.

10.5           1993 Comprehensive Stock Incentive      Exhibit No. 10.7 to Form 10-K for the
               Plan, as amended.                       fiscal year ended December 30, 1994.

10.6           1996 Comprehensive Stock Incentive      Appendix A to Proxy Statement for the
               Plan.                                   Annual Meeting of Shareholders held on May
                                                       10, 1996.

10.7           1994 Executive Officer Incentive Plan.  Exhibit No. 10.1 to Form 10-Q for the
                                                       fiscal quarter ended March 25, 1994.

10.8           1995 Non-Employee Directors' Deferred   Appendix A to Proxy Statement for the
               Stock Compensation Plan.                Annual Meeting of Shareholders held on May
                                                       9, 1997.

10.9           Agreement and Plan of Merger by and     Exhibit No. (c)(1) to Schedule 14d-1 dated
               among Marriott International, Inc.,     February 23, 1996.
               FGI Acquisition Corp. and Forum
               Group, Inc.

10.10          Acquisition Agreement, dated as of      Exhibit No. 10.1 to Form 8-K dated
               February 17, 1997, by and between the   February 19, 1997.
               Company and Renaissance Hotel Group
               N.V.

                                                                 Incorporation by Reference
                                                                 (where a report or registration statement
                                                                 is indicated below, that document has been
                                                                 previously filed by the Company and the
                                                                 applicable exhibit is incorporated by
Exhibit No.    Description                                       reference thereto)
----------------------------------------------------------------------------------------------------------------
10.11            Shareholder Agreement, dated as of February     Exhibit No. 10.2 to Form 8-K dated February 19,
                 17, 1997, by and between Marriott               1997.
                 International, Inc. and Diamant Hotel
                 Investments N.V.

10.12            Stock Purchase Agreement, dated as of June      Exhibit No. 10.2 to Form 10-Q for the fiscal
                 21, 1997, by and between Host Marriott          quarter ended September 12, 1997.
                 Corporation and Marriott Senior Living
                 Services, Inc.

10.13            Distribution Agreement dated as of September    Appendix A to Definitive Proxy Statement for a
                 30, 1997 between the Company and New Marriott   Special Meeting of Shareholders to be held on
                 MI, Inc.                                        March 17, 1998.

10.14            Agreement and Plan of Merger dated as of        Appendix B to Definitive Proxy Statement for a
                 September 30, 1997 by and among the Company,    Special Meeting of Shareholders to be held on
                 Marriott-ICC Merger Corp., New Marriott MI,     March 17, 1998.
                 Inc., Sodexho Alliance, S.A., and
                 International Catering Corporation.

10.15            Omnibus Restructuring Agreement dated as of     Appendix C to  Definitive Proxy Statement for a
                 September 30, 1997 by and among the Company,    Special Meeting of Shareholders to be held on
                 Marriott-ICC Merger Corp., New Marriott MI,     March 17, 1998.
                 Inc., Sodexho Alliance, S.A., and
                 International Catering Corporation.

10.16            Amendment Agreement, dated as of January 28,    Appendix D to Definitive Proxy Statement for a
                 1998, by and among the Company, Marriott-ICC    Special Meeting of Shareholders to be held on
                 Merger Corp., New Marriott MI, Inc., Sodexho    March 17, 1998.
                 Alliance, S.A., and International Catering
                 Corporation.

10.17            Employee Benefits and Other Employment          Exhibit No. 10.1 to Form 10 of New Marriott MI,
                 Matters Allocation Agreement, dated as of       Inc. filed on February 13, 1998.
                 September 30, 1997, by and between the
                 Company and New Marriott MI, Inc.

12               Computation of Ratio of Earnings to Fixed       Filed herewith.
                 Charges.

21               Subsidiaries of Marriott International, Inc.    Filed herewith.

23               Consent of Arthur Andersen LLP.                 Filed herewith.

99               Forward-Looking Statements.                     Filed herewith.

(b)  REPORTS ON FORM 8-K


     (1) On September 26, 1997, the Company filed a report confirming that the registrant and Sodexho were engaged in discussions regarding a potential combination of their respective North American food service and facilities management businesses.


     (2) On October 8, 1997, the Company filed a report announcing its plans to spin off, on a tax-free basis, its lodging, senior living and distribution services businesses to its shareholders; and that it had entered into a definitive agreement with Sodexho to combine its food service and facilities management business with Sodexho's North American operations.

OTHER INFORMATION

Beneficial Ownership of Certain Liquid Yield Option Notes

  Two holders of the Company's zero coupon subordinated Liquid Yield Option Notes due 2011 (the "LYONs"), PHL Convertible Fund and Alcan Aluminum, have recently notified the Company that they beneficially own the principal amount at maturity of LYONs shown below, which they may from time to time offer and sell pursuant to the Company's Registration Statement No. 333-03795 under the Securities Act of 1933, as amended, relating to the LYONs and the Prospectus dated October 9, 1996 included therein. For convenience of the reader, the following table also sets forth all beneficial ownership of LYONs which the Company has previously shown in reports filed under the Securities and Exchange Act of 1934 (the "Exchange Act") since October 9, 1996:

                                                                                                 Principal Amount
                                                                                                   at Maturity
                                                                                                     of LYONs
                                                                                           --------------------------
 Alcan Almuminum /(3)/............................................................          $             130,000
 BZW Securities Limited /(1)(2)/ .................................................                     50,000,000
 Care America Life Insurance Company /(1)(3)/.....................................                         70,000
 Delta Air Lines Master Trust /(1)(2)/............................................                      5,600,000
 Donaldson Lufkin & Jenrette Securities Corp. /(1)(3)/............................                      5,000,000
 Hughes Aircraft Company Master Retirement Trust /(1)(3)/.........................                      1,600,000
 Lazard Freres & Co. LLC /(1)(3)/.................................................                        500,000
 McMahan Securities Co. L.P. /(1)(3)/.............................................                      5,000,000
 OCM Convertible Trust /(1)(2)/...................................................                      8,140,000
 PHL Convertible Fund /(3)/.......................................................                      1,500,000
 SBC Warburg, Inc. /(1)(2)/.......................................................                     20,136,000
 State Employees' Retirement Fund of the State of Delaware /(1)(2)/...............                      2,020,000
 State of Connecticut Combined Investment Funds /(1)(2)/..........................                      6,480,000
 TCW Convertible Securities Fund, Inc. /(1)(2)/...................................                      5,105,000
 Transguard Insurance of America, Inc. /(1)(3)/...................................                        100,000
 United Teacher Associates Insurance Company /(1)(3)/.............................                        200,000

___________

/(1)/ Previously shown in the Company's Exchange Act reports.
/(2)/ Represents a change from the amount of LYONs disclosed to the Company prior to October 9, 1996.
/(3)/ These holders did not disclose their LYONs holdings to the Company prior to October 9, 1996.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of February, 1998.

MARRIOTT INTERNATIONAL, INC.

 By             /s/J.W. MARRIOTT, JR.
    ---------------------------------
                   J.W. Marriott, Jr.
     Chairman of the Board, Chief Executive Officer and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Company in their capacities and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER:

    /s/J.W. MARRIOTT, JR.
----------------------------------------
       J.W. Marriott, Jr.                  Chairman of the Board, Chief
                                           Executive Officer and Director
PRINCIPAL FINANCIAL OFFICER:

    /s/MICHAEL A. STEIN
----------------------------------------
       Michael A. Stein                    Executive Vice President and
                                           Chief Financial Officer
PRINCIPAL ACCOUNTING OFFICER:

    /s/STEPHEN E. RIFFEE
----------------------------------------
       Stephen E. Riffee                   Vice President, Finance and
                                           Chief Accounting Officer


DIRECTORS:

    /s/HENRY CHENG KAR-SHUN                       /s/W. MITT ROMNEY
----------------------------------------   ------------------------------------
       Henry Cheng Kar-Shun, Director                W. Mitt Romney, Director

    /s/GILBERT M. GROSVENOR                       /s/ROGER W. SANT
----------------------------------------   ------------------------------------
       Gilbert M. Grosvenor, Director                Roger W. Sant, Director

    /s/RICHARD E. MARRIOTT                        /s/WILLIAM J. SHAW
----------------------------------------   ------------------------------------
       Richard E. Marriott, Director                 William J. Shaw, Director

    /s/FLORETTA DUKES MCKENZIE                    /s/LAWRENCE M. SMALL
----------------------------------------   ------------------------------------
       Floretta Dukes McKenzie, Director             Lawrence M. Small, Director

    /s/HARRY J. PEARCE
----------------------------------------
       Harry J. Pearce, Director