Form 10-K/A
period 1998-01-02
SODEXHO MARRIOTT SERVICES INC
filed 1998-04-30
CIK 905036

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended January 2, 1998

[_] Transition Report Pursuant to Section 13 or 14(d) of the Securities Exchange Act of 1934

                For the transition period from _____ to ________

                          Commission File No. 1-12188

                        SODEXHO MARRIOTT SERVICES, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                    52-0936594
(State of incorporation)                 (I R S. Employer Identification No.)

                 10400 Fernwood Road, Bethesda, Maryland 20817
                    (Address of principal executive offices)

                 Registrant's phone number including area code:
                                 (301) 380-3100

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

    Title of each class             Name of each exchange on which registered
    ------------------------        -----------------------------------------
 Common Stock, $1.00 par value                New York Stock Exchange
                                              Chicago Stock Exchange
                                              Pacific Stock Exchange
                                              Philadelphia Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any further amendment to the Form 10-K [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on such stock as of March 30, 1998 amounted to approximately $846,534,180.

The number of shares outstanding of each of the registrant's classes of common stock as of March 27, 1998 was 61,860,367 shares, all of one class of $1.00 par value Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement prepared for the Special Meeting of
   Stockholders of Marriott International, Inc. commenced on March 17, 1998 and adjourned to March 20, 1998 are incorporated by reference into
                           Part III of this report.

              Index to Exhibits is located on pages 17 through 20.

          This Amendment No. 1 amends the Form 10-K Annual Report filed on February 23, 1998 (the "Form 10-K") by Marriott International, Inc. ("Old Marriott"), which was renamed Sodexho Marriott Services, Inc. (the "Company" or "SMS") immediately following the Transactions (as defined below) on March 27, 1998, by including the information required by Items 10, 11, 12 and 13 that was not already included in the Form 10-K and by amending Item 14(a)(3).

                                    PART III

          On March 27, 1998, Old Marriott consummated a series of transactions that, among other things, resulted in (collectively, the "Transactions"): (i) A spinoff ("Spinoff") to Old Marriott's stockholders of all businesses of Old Marriott other than its food service and facilities management business that was effected through the issuance of a special dividend of all of the outstanding shares of capital stock of a new company ("New Marriott") to which Old Marriott had contributed its lodging, senior living and distribution services businesses and which will use the Marriott International, Inc. name; (ii) A merger ("Merger") pursuant to which Old Marriott acquired the North American operations of Sodexho Alliance, S.A., a worldwide food and management services organization headquartered in France and listed on the Paris Bourse ("Sodexho"); and (iii) a one-for-four reverse stock split ("Reverse Stock Split").


ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

          Set forth below are the names of all current Directors of the Company, their ages, all positions and offices held by each such person, the period during which such person has served as such, and the principal occupations and employment of each such person during the past five years. Each of the Company's Directors listed below (except for William J. Shaw, who was already serving on the Old Marriott Board) was elected to the Board of Directors of the Company effective on March 27, 1998, the date upon which the Transactions were consummated, which election was ratified by the stockholders of Old Marriott at a special meeting of stockholders commenced on March 17, 1998 and adjourned to March 20, 1998.


Name                                Age
----                                ---

William J. Shaw...................   52  On March 31, 1997, Mr. Shaw became
Chairman of the Board                    President and Chief Operating Officer
                                         of Old Marriott, positions he now holds
                                         with New Marriott. Mr. Shaw joined
                                         Marriott Corporation in 1974, was
                                         elected Corporate Controller in 1979
                                         and a Vice President in 1982. In 1986,
                                         Mr. Shaw was elected Senior Vice
                                         President--Finance and Treasurer of
                                         Marriott Corporation. He was elected
                                         Executive Vice President of Marriott
                                         Corporation and promoted to Chief
                                         Financial Officer in April 1988. In
                                         February 1992, he was elected President
                                         of the Marriott Service Group, which
                                         now comprises New Marriott's Contract
                                         Service Group. Mr. Shaw was elected
                                         Executive Vice President and
                                         President--Marriott Service Group in
                                         October 1993. Mr. Shaw is also Chairman
                                         of the Board of Directors of Host
                                         Marriott Services. He also serves on
                                         the Board of Trustees of the University
                                         of Notre Dame, Loyola College in
                                         Maryland and the Suburban Hospital
                                         Foundation. Mr. Shaw has been a
                                         director of the Company since May 1997.

Charles D. O'Dell.................   46  On March 27, 1998, Mr. O'Dell became
                                         President and Chief Executive Officer
                                         of the Company. Mr. O'Dell joined
                                         Marriott Corporation in 1979 and became
                                         a Regional Manager in Marriott
                                         Corporation's Roy Rogers Division in
                                         1981. Mr. O'Dell held several
                                         management positions in that Division
                                         until 1985, when he was named Division
                                         Vice President--Education in the Food
                                         and Services Management Division. In
                                         1986, Mr. O'Dell became Senior Vice
                                         President of Business Food and
                                         Auxiliary Services, and in November
                                         1990 he was appointed President of
                                         Marriott Management Services. Mr.
                                         O'Dell serves as a foundation trustee
                                         for the Educational Foundation of the
                                         National Restaurant Association. He is
                                         a director of the Deafness Research
                                         Foundation and is a board member of
                                         Second Harvest National Food Bank
                                         Network.

Pierre Bellon.....................   68  Mr. Bellon is Chairman and Chief
                                         Executive Officer of Sodexho, a company
                                         which he founded in 1966 and which has
                                         been listed on the Paris Bourse since
                                         1983. In addition, he is Vice-Chairman
                                         of the Conseil National du Patronat
                                         Francais (Confederation of French
                                         Industries and Services), and from
                                         1969-1979 was a member of the Conseil
                                         Economique et Social (Social and
                                         Economic Council) in France. Mr. Bellon
                                         also serves as a director of L'Air
                                         Liquide (an industrial gas company).

Bernard Carton....................   64  Mr. Carton is Senior Vice President and
                                         Chief Financial Officer of Sodexho, a
                                         position he has held since 1975. Prior
                                         to joining Sodexho, Mr. Carton held
                                         positions with several French and
                                         American companies, including Manpower,
                                         Inc. (Vice President, Finance for
                                         European Operations 1970-1975), Control
                                         Data Corporation (Vice President,
                                         Finance European countries 1962-1970)
                                         and General Electric Company (Engineer
                                         1960-1962).

Edouard de Royere.................   65  Mr. de Royere is a director of L'Air
                                         Liquide and its former Chairman and
                                         Chief Executive Officer, a position he
                                         held from 1985 until his retirement in
                                         1995. Prior to such time, Mr. de Royere
                                         served in various capacities at L'Air
                                         Liquide, including Vice President
                                         (1982-1985), Assistant Vice President
                                         (1980-1982), Assistant to the Chief
                                         Executive Officer (1979) and General
                                         Counsel and Company Secretary (1967-
                                         1979). Mr. de Royere also serves as a
                                         director of Sodexho, L'Oreal S.A. (a
                                         beauty and personal care company),
                                         Groupe Danone (a food and beverage
                                         company) and Solvay S.A. (a chemical
                                         and pharmaceutical company).

John W. Marriott III..............   36  In June 1996 Mr. Marriott became Senior
                                         Vice President of Old Marriott's Mid-
                                         Atlantic Region, a position he has
                                         retained with New Marriott. He joined
                                         Marriott Corporation in 1986 as a Sales
                                         Manager and subsequently served as a
                                         Restaurant Manager and as a director of
                                         Food and Beverage. In 1989, Mr.
                                         Marriott served as Executive Assistant
                                         to the Chairman, J.W. Marriott, Jr.,
                                         who is his father. He has also held
                                         positions as Director of Corporate
                                         Planning, Finance, Director of
                                         Marketing for a hotel and General
                                         Manager. Since 1993, Mr. Marriott has
                                         held successive positions as Director
                                         of Finance in Old Marriott's Treasury
                                         Department, Director of Finance in the
                                         Host Marriott Finance and Development
                                         Department, and Vice President, Lodging
                                         Development for The Ritz-Carlton Hotel
                                         Company LLC.

Doctor R. Crants..................   53  Doctor R. Crants, a founder of
                                         Corrections Corporation of America
                                         ("CCA"), was elected Chief Executive
                                         Officer and Chairman of the Board of
                                         CCA in 1994 and President of CCA in
                                         1998. From 1987 to 1994, he served as
                                         President, Chief Executive Officer and
                                         Vice Chairman of the Board of Directors
                                         of CCA. From 1983 to 1987, Mr. Crants
                                         served as Secretary and Treasurer of
                                         CCA. Mr. Crants has served as a
                                         director of CCA since 1983. In 1997,
                                         Mr. Crants founded and became Chairman
                                         of the Board of Trustees of CCA Prison
                                         Realty Trust. Mr. Crants serves as a
                                         director of the Nashville Area Chamber
                                         of Commerce and the Tennessee Vietnam
                                         Leadership Program.

Daniel J. Altobello...............   56  Daniel J. Altobello is the Chairman of
                                         Onex Food Services, Inc., the parent
                                         corporation of Caterair International,
                                         Inc. and LSG/SKY Chefs, and the largest
                                         airline catering company in the world.
                                         From 1989 to 1995, Mr. Altobello served
                                         as Chairman, President and Chief
                                         Executive Officer of Caterair
                                         International Corporation. From 1979 to
                                         1989, he held various managerial
                                         positions with the food service
                                         management and in-flight catering
                                         divisions of Marriott Corporation,
                                         including Executive Vice President of
                                         Marriott Corporation and President,
                                         Marriott Airport Operations Group. Mr.
                                         Altobello began his management career
                                         at Georgetown University, including
                                         service as Vice President,
                                         Administration Services. He is a member
                                         of the board of directors of American
                                         Management Systems, Inc., Colorado
                                         Prime Corp. and Blue Cross Blue Shield
                                         of Maryland, and a trustee of Loyola
                                         Foundation, Inc., Mt. Holyoke College,
                                         Suburban Hospital Foundation, Inc. and
                                         the Woodstock Theological Center at
                                         Georgetown University.


          Directors are elected annually and hold office until the next annual meeting of stockholders and until their successors are elected and qualified. The above-listed Directors will hold office until the next Annual Meeting of Stockholders.

          Three of the above-listed Directors (Pierre Bellon, Bernard Carton and Edouard de Royere) were nominated by Sodexho in accordance with the Stockholder Agreement dated March 27, 1998 by and between the Company and Sodexho (the "Stockholder Agreement"). In addition, two of the above-listed Directors (William J. Shaw and J.W. Marriott III) were nominated by Old Marriott in accordance with the Stockholder Agreement. Charles
D. O'Dell was also nominated pursuant to the Stockholder Agreement in anticipation of his nomination as Chief Executive Officer of the Company. See "THE TRANSACTION -- Arrangements Between SMS and Sodexho -- Stockholder Agreement" on pages 49 through 50 of the Definitive Proxy Statement prepared for the Special Meeting of Stockholders of Marriott International, Inc. commenced on March 17, 1998 and adjourned to March 20, 1998 (the "Proxy Statement"). Such section of the Proxy Statement is incorporated by reference into this report.

Executive Officers

     Please refer to the Form 10-K, as filed on February 23, 1998, for information on the Executive Officers of the Company.

Committees of the Company's Board

     The Company's Board has two standing committees:  Audit and Compensation.

     The members of the Audit Committee are Doctor R. Crants, Edouard de Royere and Daniel J. Altobello, who serves as Chair. The Audit Committee meets at least two times a year with the Company's independent auditors, management representatives and internal auditors. The Audit Committee recommends to the Company's Board the appointment of independent auditors, approves the scope of audits and other services to be performed by the independent and internal auditors, and reviews the results of internal and external audits, the accounting principles applied in financial reporting and the adequacy of financial and operational controls. The independent auditors and internal auditors have unrestricted access to the Audit Committee and vice versa.

     The members of the Compensation Committee are Bernard Carton, William J. Shaw and Doctor R. Crants, who serves as Chair. The functions of this Committee include determining the compensation of senior officers and certain other employees, administering employee compensation and benefit plans and reviewing the operations and policies of such plans.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities ("Reporting Persons"), to file reports of beneficial ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. Specific due dates for these reports have been established, and the Company is required to report in this report any failure by such persons to file such reports on a timely basis during 1997. During 1997, the Reporting Persons of Old Marriott were in compliance with these requirements, with the exception of one transaction not timely reported by Robert T. Pras and one transaction not timely reported by Edwin D. Fuller.


ITEM 11 -- COMPENSATION OF EXECUTIVE OFFICERS OF THE REGISTRANT

     The following tables on Executive Compensation (Table I - Summary Compensation Table, Table II - Stock Option Grants in Last Fiscal Year, and Table III - Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values) reflect awards denominated in Old Marriott Common Stock and do not reflect redenomination of such awards into shares of New

Marriott Common Stock as a result of the Spinoff. All awards were made under the Marriott International, Inc. 1993 Comprehensive Stock Incentive Plan or the Marriott International, Inc. 1996 Comprehensive Stock Incentive Plan (the "Old Marriott Plans"). In connection with the Spinoff, the awards under the Old Marriott Plans were canceled and substitute awards were granted under the Marriott International, Inc. 1998 Comprehensive Stock and Cash Incentive Plan (the "New Marriott Plan"). The substitute awards preserved (but did not increase or decrease) the economic value of the awards under the Old Marriott Plans.

Summary Compensation Table

     Table I below sets forth a summary of the compensation paid by Old Marriott during the last three fiscal years to the Chief Executive Officer of Old Marriott and the five most highly compensated executive officers (other than the Chief Executive Officer) of Old Marriott as of January 2, 1998. As of March 27, 1998, immediately following the Transactions, the persons listed below no longer hold executive officer positions with the Company, but have assumed positions with New Marriott. Although not an employee of the Company, William J. Shaw has been elected Chairman of the Board of Directors of the Company.

                                       ==================================================

                                        Annual Compensation       Long-Term Compensation
==================================================================================================================
                                                                   Restricted                      All Other
                                         Salary                       Stock         Stock         Compensation
                            Fiscal       (1)(2)        Bonus          (3)(4)       Options           (5)(6)
Name                         Year         ($)           ($)            ($)           (#)              ($)
==================================================================================================================
J. W. Marriott Jr.           1997       900,000       990,000        198,001       287,500           79,590
Chairman and Chief           1996       840,866       809,754        161,975        71,000           32,125
 Executive Officer           1995       800,000       696,000        139,202       100,000            7,592
------------------------------------------------------------------------------------------------------------------
William J. Shaw              1997       618,846       556,961        111,410       195,000           24,009
President and Chief          1996       545,289       425,325         85,085        46,000           19,780
 Operating Officer           1995       520,000       342,680        589,152        52,000           35,910
------------------------------------------------------------------------------------------------------------------
William R. Tiefel            1997       565,000       452,000         90,431       135,000           44,714
Executive Vice               1996       545,289       393,699      1,175,020        46,000           40,323
 President and               1995       520,000       341,120        365,720        52,000           35,187
 President - Marriott
 Lodging Group
------------------------------------------------------------------------------------------------------------------
Joseph Ryan                  1997       400,000       320,000        741,766       100,000           12,493
Executive Vice               1996       371,000       248,941         49,775        25,000            1,170
 President and General       1995       350,000       217,000         43,403        30,000          119,900
 Counsel
------------------------------------------------------------------------------------------------------------------
Michael A. Stein             1997       400,000       320,000         63,966       100,000           29,761
Executive Vice               1996       356,731       239,366         47,850        23,000           25,950
 President and Chief         1995       325,000       201,500        572,792        25,000           21,126
 Financial Officer
------------------------------------------------------------------------------------------------------------------
James M. Sullivan            1997       400,000       320,000         63,966       100,000           29,684
Executive Vice               1996       320,000       236,730         47,355        23,000           24,622
 President - Lodging         1995       265,000       383,787        460,450        11,500           19,700
 Development
------------------------------------------------------------------------------------------------------------------

(1) Fiscal year 1996 base salary earnings were for 53 weeks, all other fiscal year base salary earnings were for 52 weeks.

(2) Salary amounts include base salary earned and paid in cash during the fiscal year and the amount of base salary deferred at the election of the executive officer under the Old Marriott Employees' Profit Sharing, Retirement and Savings Plan and Trust (the "Profit Sharing Plan") and Executive Deferred Compensation Plan (the "Deferred Plan").

(3) All awards of restricted stock noted in the above table for 1995, 1996 and 1997 were originally made under the Old Marriott Plans for 1995, 1996 and 1997 performance. Restricted stock awards granted by Old Marriott are subject to general restrictions, such as continued employment and non-competition, and in some cases, additional performance restrictions such as attainment of financial objectives. Holders of restricted stock receive dividend payments and exercise voting rights with respect to such shares. Awards of deferred bonus stock were generally derived by dividing 20 percent of each individual's annual cash bonus award by the average of the high and low trading prices for a share of Old Marriott Common Stock on the last trading day for the fiscal year. No voting rights or dividends are attributed to award shares until such awards are distributed. The individual executive may elect to denominate the awards as current or deferred. A current award is distributed in 10 annual installments commencing one year after the award is granted. A deferred award is distributed in a lump sum or in up to 10 installments following termination of employment. Deferred bonus stock contingently vests pro-rata in ten annual installments commencing one year after the award is granted to the employee. Awards are not subject to forfeiture once the employee reaches age 55 with 10 years of service with Old Marriott, or has 20 years of service with Old Marriott with Board approval.

(4) Total awards for each executive including awards reflected in the restricted stock column in the above table include the following for the named individual: (i) for Mr. Marriott 5,833 shares deferred bonus stock with a value of $399,910; (ii) for Mr. Shaw 15,651 shares deferred bonus stock, 27,000 shares restricted stock and 25,000 shares deferred contract stock with an aggregate value of $4,638,153; (iii) for Mr. Tiefel 66,569 shares deferred bonus stock, 2,000 shares restricted stock and 49,847 shares deferred contract stock with an aggregate value of $8,118,601; (iv) for Mr. Ryan 3,098 shares deferred bonus stock, 28,000 shares restricted stock and 10,000 shares deferred contract stock with an aggregate value of $2,817,679; (v) for Mr. Stein 5,977 shares deferred bonus stock, 15,000 shares restricted stock and 10,000 shares deferred contract stock with an aggregate value of $2,123,783; and (vi) for Mr. Sullivan 9,308 shares deferred bonus stock, 12,000 shares restricted stock, 10,000 shares deferred contract stock with an aggregate value of $2,146,476.

(5) Amounts included in "All Other Compensation" represent Company matching contributions made under one or both of the Profit Sharing Plan and the Deferred Plan. In 1997, for Mr. Marriott, $3,711 was attributable to the Profit Sharing Plan and $75,879 was attributable to the Deferred Plan; for Mr. Shaw, $2,082 was attributable to the Profit Sharing Plan and $21,926 was attributable to the Deferred Plan; for Mr. Tiefel, $3,711 was attributable to the Profit Sharing Plan and $41,003 was attributable to the Deferred Plan; for Mr. Ryan, $1,531 was attributable to the Profit Sharing Plan and $10,962 was attributable to the Deferred Plan; for Mr. Stein, $3,711 was attributable to the Profit Sharing Plan and $26,050 was attributable to the Deferred Plan; for Mr. Sullivan, $3,711 was attributable to the Profit Sharing Plan and $25,972 was attributable to the Deferred Plan.

(6) In 1996, Mr. J.W. Marriott, Jr. waived his vested right to receive post-retirement distributions of cash under the Deferred Plan and Old Marriott Common Stock under the Old Marriott 1993 Comprehensive Stock Incentive Plan (the "1993 Plan"). The payments and stock distributions waived were awarded to Mr. Marriott in 1995 and prior years and were disclosed as required in earlier proxy statements of Old Marriott or of Marriott Corporation. In connection with this waiver, Old Marriott entered into an arrangement to purchase life insurance policies for the benefit of a trust established by Mr. Marriott, which arrangement has been assigned to Old Marriott. The cost of the life insurance policies to Old Marriott will not exceed the projected after-tax cost Old Marriott expected to incur in connection with the payments under the Deferred Plan and the stock distributions under the 1993 Plan that were waived by Mr. Marriott.

Stock Options

     Table II and Table III below set forth information regarding options to purchase Old Marriott Common Stock granted in fiscal 1997 under the Old Marriott Plans.


                              Stock Option Grants in Last Fiscal Year

                                    % of Total
                                      Stock
                                     Options
                         Stock       Granted
                        Options        to                                            Grant Date
                        Granted     Employees         Exercise   Expiration            Present
                          (1)       in Fiscal           Price        Date             Value (4)
Name                      (#)         Year             ($/Sh)       (2)(3)               ($)
J. W. Marriott, Jr.     225,000       6.5               54.188     02/06/07           4,155,750
                         62,500       1.8              67.7813     11/06/12           1,470,000

William J. Shaw         150,000       4.3               54.188     02/06/07           2,770,500
                         45,000       1.3              67.7813     11/06/12           1,058,400

William R. Tiefel       100,000       2.9               54.188     02/06/07           1,847,000
                         35,000       1.0              67.7813     11/06/12             823,200

Joseph Ryan              80,000       2.3               54.188     02/06/07           1,477,600
                         20,000       0.6              67.7813     11/06/12             470,400

Michael A. Stein         80,000       2.3               54.188     02/06/07           1,477,600
                         20,000       0.6              67.7813     11/06/12             470,400

James M. Sullivan        80,000       2.3               54.188     02/06/07           1,477,600
                         20,000       0.6              67.7813     11/06/12             470,400

(1) Under the Old Marriott Plans, Old Marriott was entitled to grant to eligible employees stock options either on a non-qualified tax basis or as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code. All options granted to Old Marriott employees in 1997 were non-qualified options and totaled 3,449,975 shares.

(2) All options granted except for the supplemental options granted on February 6, 1997, vest over four years on the anniversary date of the grant at a rate of 25% per year and have a 15-year term. Except as set forth in the succeeding sentence, if an optionee ceases to be an employee, other than by reason of death, while holding an exercisable option, the option will generally terminate if not exercised within three months of termination of employment. Options held by optionees who retire and meet certain retirement provisions of the Old Marriott Plan (retirement approved by the Compensation Policy Committee of the Board of

         Directors and either age 55 with 10 years of service, or 20 years of service) will not expire until the earlier of (i) the expiration of the option in accordance with its original term or (ii) one year from the date on which the option granted latest in time to the optionee has fully vested. Options are not transferable except that if an optionee dies while an employee of Old Marriott more than one year from the date the option was granted, a legatee may exercise the remaining options at any time up to one year after the date of death of the employee.

(3) The options granted on February 6, 1997 will vest in full at the end of eight years on the anniversary date of the grant and may vest earlier at the end of three, four or five years if certain stock price appreciation goals are achieved.

(4) The Black-Scholes option pricing model was used to estimate the present value of the options at the date of the grant. The material assumptions and adjustments used in estimating the value of the options include: a 10-year option term for the February grant and a 15-year option term for the November grant, an exercise price of $54.188 for the options issued in February and $67.7813 for the options issued in November, expected volatility of 23.97%, an annual dividend of $0.35, a risk free interest rate of 6.15%, an expected life of 7.15 years and a 13.3% reduction to reflect the probability of forfeiture due to termination prior to vesting. These inputs resulted in an $18.47 per share option value for the February grant and a $23.52 per share option value for the November grant.


                                  Aggregated Stock Option Exercises in Last Fiscal
                                      Year and Fiscal Year-End Option Values
--------------------------------------------------------------------------------------------------------------------
                                                        Number of Shares Underlying        Value of Unexercised
                                                       Unexercised Options at Fiscal   In-the-Money Stock Options at
                                                                Year End (#)               Fiscal Year End (3)
                                                       ------------------------------  -----------------------------
                                 Shares
                                Acquired
                                   on        Value
                     Company    Exercise    Realized
Name                  (1)(2)       (#)        ($)       Exercisable    Unexercisable   Exercisable    Unexercisable
---------------------------------------------------------------------------------------------------------------------
J.W. Marriott, Jr.  MI                0            0       954,250         413,250      45,379,937     6,470,336
                    HMC               0            0       810,447               0      12,671,964             0
                    -------------------------------------------------------------------------------------------------
                    TOTAL             0            0     1,764,697         413,250      58,051,901     6,470,336
---------------------------------------------------------------------------------------------------------------------
William J. Shaw     MI           20,000      952,066       528,500         269,500      25,707,664     4,032,905
                    HMC          22,389      364,950       439,927               0       7,033,999             0
                    -------------------------------------------------------------------------------------------------
                    TOTAL        42,389    1,317,016       968,427         269,500      32,741,663     4,032,905
---------------------------------------------------------------------------------------------------------------------
William R. Tiefel   MI           30,000    1,314,617       358,500         209,500      17,291,480     3,306,518
                    HMC           9,795      150,171       283,211               0       4,581,072             0
                    -------------------------------------------------------------------------------------------------
                    TOTAL        39,795    1,464,788       641,711         209,500      21,872,552     3,306,518
---------------------------------------------------------------------------------------------------------------------
Joseph Ryan         MI           25,000    1,208,600        33,750         146,250       1,068,972     2,406,150
                    HMC               0            0             0               0               0             0
                    -------------------------------------------------------------------------------------------------
                    TOTAL        25,000    1,208,600        33,750         146,250       1,068,972     2,406,150
---------------------------------------------------------------------------------------------------------------------
Michael A. Stein    MI           20,400    1,105,086        70,250         137,250       2,612,242     2,090,397
                    HMC          14,386      288,409             0               0               0             0
                    -------------------------------------------------------------------------------------------------
                    TOTAL        34,786    1,393,495        70,250         137,250       2,612,242     2,090,397
---------------------------------------------------------------------------------------------------------------------
James M. Sullivan   MI            4,700      165,830       108,125         126,375       5,160,066     1,715,963
                    HMC               0            0        13,154               0         213,072             0
                    -------------------------------------------------------------------------------------------------
                    TOTAL         4,700      165,830       121,279         126,375       5,373,138     1,715,963
---------------------------------------------------------------------------------------------------------------------

(1) "MI" represents options to purchase Old Marriott Common Stock. "HMC" represents options to purchase Host Marriott Corporation Common Stock.

(2) In connection with the distribution of all of Old Marriott's outstanding common stock on a share-for-share basis to shareholders of Marriott Corporation (now Host Marriott

     Corporation) ("Host Marriott") in October 1993 (the "October 1993 Distribution") and pursuant to the Marriott Corporation Employee Stock Option Plan, all Marriott Corporation options were adjusted to reflect the October 1993 Distribution. Each nonqualified Marriott Corporation option was "split" by (i) adjusting the price at which the Marriott Corporation option (as adjusted, a "Host Marriott Corporation Option") was exercisable for common stock of Host Marriott Corporation and (ii) providing the holder thereof with an option to purchase an identical number of shares of Old Marriott Common Stock (each, an "Old Marriott Option"). The exercise price of the Old Marriott Option was set, and the exercise price of the corresponding Host Marriott Corporation Option was adjusted, so as to equal, in the aggregate, the exercise price of the Marriott Corporation option prior to the October 1993 Distribution. Accordingly, these adjustments merely preserved, and did not increase or decrease, the economic value of the outstanding Marriott Corporation option prior to the October 1993 Distribution. In December of 1995, in connection with the distribution of all of Host Marriott Services Corporation's outstanding common stock on a share-for-share basis to shareholders of Host Marriott Corporation (the "Host Marriott Services Distribution") and pursuant to the Host Marriott Corporation 1993 Comprehensive Stock Incentive Plan, all Host Marriott Corporation Options were adjusted to reflect the Host Marriott Services Distribution. The Host Marriott Services Distribution resulted in a lower option price and greater number of options in Host Marriott Corporation for all Old Marriott employees with outstanding options in Host Marriott Corporation. The exercise price was set, and the price of the Host Marriott Corporation Options were adjusted, so as to preserve (but not increase or decrease) the economic value of each Host Marriott Corporation Option immediately prior to the Host Marriott Services Distribution.

(3) Based on a per share price for Old Marriott Common Stock of $68.56 and a per share price for Host Marriott Corporation Common Stock of $19.21. These prices reflect the average of the high and low trading prices on the New York Stock Exchange on January 2, 1998.

Compensation of Directors

     Directors who are also employees of the Company receive no additional compensation for service as directors. The Chairman of the Board, who is not an employee of the Company, receives an annual retainer fee of $50,000. Other directors who are not employees of the Company receive an annual retainer fee of $25,000. Non-employee directors also receive a fee of $1,250 for attendance at Board, Committee or Stockholder meetings. The Chair of each Committee of the Board also receives a fee of $1,250. Directors are also reimbursed for travel expenses and other out-of-pocket costs when incurred in attending meetings.

Compensation Committee Interlocks And Insider Participation

      During 1997, the Compensation Policy Committee of Old Marriott was comprised of Floretta Dukes McKenzie (Chair), Roger W. Sant, W. Mitt Romney and Lawrence M. Small.

      J.W. Marriott, Jr., the former Chairman and Chief Executive Officer of Old Marriott and now Chairman and Chief Executive Officer of New Marriott, serves on the Executive Compensation Committee of the Board of Directors of General Motors Corporation. Harry J. Pearce, a director of New Marriott, is an executive officer and director of General Motors Corporation.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership Of Certain Beneficial Owners

     The following table sets forth the number and percentage of shares of the Company's Common Stock owned beneficially (or deemed to be beneficially owned pursuant to the rules of the SEC), as of March 27, 1998, by any person who is known to the Company to be the beneficial owner of 5% or more of such Common Stock, immediately after giving effect to the Transactions (including the Reverse Stock Spilt) on March 27, 1998. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.


                                               Number of Shares     Percent of
Name and Address                               Owned of Record     Common Stock
of Beneficial Owner                          and Beneficially (1)   Outstanding
Sodexho Alliance, S.A. (2).................       29,949,925           48.4%
3 avenue Newton
78189 Montigny-le-Bretonneux, France
Richard E. Marriott (3)(4).................        3,223,156            5.2
10400 Fernwood Road
Bethesda, MD  20817
J.W. Marriott, Jr. (3)(5)..................        3,112,740            5.0
10400 Fernwood Road
Bethesda, MD  20817

(1) Based on the number of shares outstanding at March 27, 1998. Share amounts reflect cancellation of options and other awards which were replaced with grants of replacement options and awards by New Marriott, as well as certain adjustments in order to preserve (but not increase or decrease) the economic value of the securities previously held. For purposes of this table, "beneficial ownership" is used as defined in Rule 13d-3 of the Exchange Act.

(2) Bellon S.A. is the majority stockholder of Sodexho Alliance, S.A. Pierre Bellon, a Director of the Company, along with members of his family, is the majority stockholder of Bellon S.A. Mr. Bellon, as the majority stockholder of Bellon S.A., and Bellon S.A., as the majority stockholder of Sodexho Alliance, S.A., may each be deemed to have beneficial ownership of the shares beneficially owned by Sodexho Alliance, S.A. Except to the extent of their pecuniary interest in Sodexho Alliance, S.A., Bellon S.A. and Pierre Bellon disclaim beneficial ownership of such shares.

(3) Includes: 393,750 shares held by J.W. Marriott, Jr. and Richard E. Marriott as co-trustees of 16 trusts of the benefit of their children and 634,196 shares owned by The J. Willard Marriott Foundation, a charitable foundation in which J.W. Marriott, Jr., Richard E. Marriott and their mother serve as co-trustees. These shares are reported as beneficially owned by both J.W. Marriott, Jr. and Richard E. Marriott. The shares included herein do not include: (i) 477,588 shares owned and controlled by certain other members of the Marriott family, (ii) 416,846 shares held by a charitable annuity trust, created by the will of J. Willard Marriott, in which J.W. Marriott, Jr. and Richard E. Marriott have a remainder interest and in which their mother is trustee, or (iii) 39,443 shares held by the adult children of J.W. Marriott, Jr. and Richard E. Marriott, as trustee of 26 trusts established for the benefit of the grandchildren of J.W. Marriott, Jr. and Richard E. Marriott.

(4) Includes, in addition to the shares referred to in footnote (3): (i) 74,922 shares held as trustee of two trusts established for the benefit of J.W. Marriott, Jr., (ii) 17,054 shares owned by Richard E. Marriott's wife,
     (iii) 150,957 shares owned by four trusts for the benefit of Richard E. Marriott's children, in which his wife serves as a co-trustee, and (iv) 575,682 shares owned by First Media Limited Partners, whose general partner is Richard E. Marriott.

(5) Includes, in addition to the shares referred to in footnote (3): (i) 100,607 shares held as trustee of two trusts for the benefit of Richard E. Marriott, (ii) 17,106 shares owned by J.W. Marriott, Jr.'s wife (Mr. Marriott disclaims beneficial ownership of such shares), (iii) 167,566 shares owned by four trusts for the benefit of J.W. Marriott, Jr.'s children, in which his wife serves as a co-trustee, (iv) 5,829 shares owned by six trusts for the benefit of J.W. Marriott, Jr.'s grandchildren, in which his wife serves as a co-trustee, (v) 20,000 shares owned by JWM Associates Limited Partnership, whose general partner is J.W. Marriott, Jr., and (vi) 676,897 shares owned by Family Enterprises whose general partner is a corporation in which J.W. Marriott, Jr. is a controlling stockholder.

Security Ownership Of Management


     The following table sets forth the number and percentage of shares of the Company's Common Stock owned beneficially (or deemed to be beneficially owned pursuant to the rules of the SEC), as of March 27, 1998, by each current Director of the Company, and by all current Directors and current Executive Officers of the Company as a group, in each case immediately after giving effect to the Transactions (including the Reverse Stock Spilt) on March 27, 1998. Beneficial ownership reporting with respect to the Named Executive Officers of the Company (none of which are current Executive Officers), required to be disclosed pursuant to the rules of the SEC, is included in a separate table.
The following information as to beneficial ownership is based upon statements furnished to the Company by such persons.


                                                     Amount of Shares      Percent
Name                                               Beneficially Owned (1)  of Class
Directors:
 Pierre Bellon (2)...............................       29,949,926          48.4%
 John W. Marriott, III (3).......................           58,901            *
 Charles D. O'Dell (4)...........................           25,786            *
 William J. Shaw (5).............................           14,844            *
 Daniel J. Altobello (6).........................            4,001            *
 Doctor R. Crants................................                1            *
 Bernard Carton..................................                1            *
 Edouard de Royere...............................                1            *
All current Directors and Executive Officers as
 a Group (19 persons)............................       30,115,919          48.7

________________________
* Less than 1%

(1) Based on the number of shares outstanding as of March 27, 1998. Share amounts reflect cancellation of certain options and other awards which were replaced with grants of replacement options and awards by New Marriott, as well as certain adjustments in order to preserve (but not increase or decrease) the economic value of the securities previously held. For purposes of this table, "beneficial ownership" is used as defined in Rule 13d-3 of the Exchange Act.

(2)  Includes 29,949,925 shares beneficially owned by Sodexho Alliance, S.A.
     Mr. Bellon, along with members of his family, is the majority stockholder of Bellon S.A., which is the majority stockholder of Sodexho Alliance, S.A. Sodexho Alliance, S.A. beneficially owns 29,949,925 shares of Common Stock of the Company. Bellon S.A., as the majority stockholder of Sodexho Alliance, S.A., and Mr. Bellon, as the majority stockholder of Bellon S.A., may each be deemed to have beneficial ownership of 29,949,925 shares of Common Stock of the Company beneficially owned by Sodexho Alliance, S.A. Except to the extent of their pecuniary interest in such shares, Bellon S.A. and Mr. Bellon disclaim beneficial ownership of such shares.

(3) Includes 3,604 shares held by Mr. Marriott, III as trustee of three trusts for the benefit of his children, 2,805 shares owned by three trusts for the benefit of his children in which his wife serves as co-trustee, and 1,590 shares owned by his wife.

(4) Includes 18,277 shares of unvested restricted stock awarded under the Old Marriott Plans (as redenominated in connection with the Transactions). Shares of restricted stock are voted by the holder thereof. See footnote
     (3) of the "Summary Compensation Table" included in this Form 10-K.

(5)  Includes 2,912 shares beneficially owned by Mr. Shaw's children.

(6) Includes 400 shares owned by Mr. Altobello's wife (Mr. Altobello disclaims beneficial ownership of such shares).

Security Ownership of Former Named Executive Officers

     Pursuant to the rules of the SEC, the following table sets forth the number and percentage of shares of the Company's Common Stock owned beneficially (or deemed to be beneficially owned pursuant to the rules of the SEC), as of March 27, 1998, by each of the persons identified as Named Executive Officers of the Company for the previous fiscal year, immediately after giving effect to the Transactions (including the Reverse Stock Spilt) on March 27, 1998. On March 27, 1998, in connection with the Transactions, each of the Named Executive Officers identified below resigned as an executive officer of Old Marriott and became executive officers of New Marriott. The following information as to beneficial ownership is based upon statements furnished to the Company by such persons.


                                                     Amount of Shares      Percent
Name                                               Beneficially Owned (1)  of Class
Named Executive Officers:
 William R. Teifel...............................         15,249              *
 Michael A. Stein................................          4,372              *
 James M. Sullivan...............................          3,727              *
 Joseph Ryan.....................................          2,157              *

________________________
*   Less than 1%

(1) Based on the number of shares outstanding at March 27, 1998. Share amounts reflect cancellation of options and other awards which were replaced with grants of replacement options and awards by New Marriott, as well as certain adjustments in order to preserve (but not increase or decrease) the economic value of the securities previously held. For purposes of this table, "beneficial ownership" is used as defined in Rule 13d-3 of the Exchange Act.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

General

     In general, see "THE TRANSACTIONS--Arrangements Between SMS and New Marriott" and "Arrangements Between SMS and Sodexho" on pages 43 through 50 of the Proxy Statement, for a discussion of certain arrangements with New Marriott and Sodexho, respectively, that were entered into upon consummation of the Transactions. Such sections of the Proxy Statement are incorporated by reference into this report.

     Pierre Bellon, who is a Director of the Company, is the Chairman and Chief Executive Officer of Sodexho. Bellon S.A., a privately held corporation, beneficially owns approximately 42 percent of Sodexho. Mr. Bellon and members of his family beneficially own approximately 68 percent of Bellon S.A., and subsidiaries of Sodexho beneficially own approximately 19 percent of Bellon S.A. Bernard Carton, who is a Director of the Company, is the Vice President, Finance of Sodexho. Edouard de Royere, who is a director of the Company, is a director of Sodexho.

Certain Transactions

     JWM Family Enterprises, L.P. ("Family Enterprises"), a Delaware limited partnership owned by J.W. Marriott, Jr., the former Chairman and Chief Executive Officer of Old Marriott and now Chairman and Chief Executive Officer of New Marriott, and members of his immediate family, owns a 216-room Courtyard Hotel in Long Beach, California, a 120-room Residence Inn in San Antonio, Texas and a 468-room Fairfield Inn in Anaheim, California. Subsidiaries of Old Marriott operate the three properties pursuant to management agreements with Family Enterprises. For 1997, Old Marriott received management fees totaling $878,183 for these properties, plus reimbursement of certain expenses. Old Marriott also received payments in 1997 of $54,647 from Family Enterprises related to furnishings and supplies for the Anaheim and Long Beach Hotels.

     McIntosh Mill Ltd. ("McIntosh Mill"), a Utah limited partnership in which Richard E. Marriott, a former director of Old Marriott and a current director of New Marriott, has a 40 percent limited partnership interest, is party to an agreement with Marriott Ownership Resort, Inc. ("MORI"), a subsidiary of Old Marriott, under which MORI purchased land in Park City, Utah from McIntosh Mill on which MORI is constructing a mixed-use, multi-phase development. The terms of the Agreement call for McIntosh Mill to purchase from MORI the commercial condominium units for a cash purchase price calculated as the pro rata share of the development and construction costs of the project allocable to the commercial units less (i) the value of the land allocated to the residential condominium units retained by MORI for its time share resort, and (ii) an agreed upon development fee earned by McIntosh Mill. Construction of all phases was completed in 1997 and the cash portion of the purchase price for the commercial space payable to MORI is approximately $3.95 million. MORI has secured payment of these amounts by purchase money mortgages on the commercial condominium units until McIntosh Mill obtains long term mortgage financing which is expected to be arranged in 1998.

     On March 29, 1997, Old Marriott acquired substantially all of the outstanding common stock of Renaissance Hotel Group N.V. ("RHG"), an operator and franchisor of 150 hotels in 38 countries, for approximately $1 billion. Dr. Henry Cheng Kar-Shun, a former director of Old Marriott and now a director of New Marriott, together with members of the Cheng family, beneficially owned approximately 60 percent of the RHG shares acquired by Old Marriott, and Dr. Cheng became a director of Old Marriott in connection with the RHG acquisition. RHG operates 87 hotels in which affiliates of Dr. Cheng and members of the Cheng family have a direct or indirect ownership or leasehold interest. New World Development, for which Dr. Cheng serves as Managing Director and which is 35.3 percent owned by Dr. Cheng and members of the Cheng family, its affiliates or affiliates of Dr. Cheng have indemnified RHG, its subsidiaries and Old Marriott for certain lease, debt, guarantee and other obligations in connection with the formation of RHG as a hotel management company in 1995.

Relationship Between Old Marriott and Host Marriott

     J.W. Marriott, Jr. and Richard E. Marriott and their respective immediate family members beneficially own approximately 6.5 percent and 6.5 percent, respectively, of the common stock of Host Marriott Corporation ("Host Marriott"). Richard E. Marriott is the Chairman of the Board of Host Marriott, and J.W. Marriott, Jr. is a director of Host Marriott.

     Old Marriott and Host Marriott are or have been party to agreements which provide, among other things, for Old Marriott to (i) manage lodging properties owned or leased by Host Marriott (the "Host Marriott Lodging Management Agreements"), (ii) manage senior living communities owned by Host Marriott (the "Host Marriott Senior Living Management Agreements"), (iii) advance up to $225 million to Host Marriott under a line of credit (the "Host Marriott Credit Agreement"), (iv) guarantee Host Marriott's performance in connection with certain loans or other obligations (the "Old Marriott Guarantees") and (v) provide Host Marriott with various administrative and consulting services and a sublease of office space at the Marriott headquarters building (the "Services Agreements"). Old Marriott had the right to purchase up to 20 percent of the voting stock of Host Marriott if certain events involving a change of control of Host Marriott occur. These agreements were assigned from Old Marriott to New Marriott upon completion of the Spinoff.

     The Host Marriott Lodging Management Agreements provide for Old Marriott to manage Marriott hotels, Courtyard hotels and Residence Inns owned or leased by Host Marriott. Each Host Marriott Lodging Management Agreement, when entered into, reflects market terms and conditions and is substantially similar to the terms of management agreements with third-party owners regarding lodging facilities of a similar type. Old Marriott recognized sales of $2,302 million and operating profit (before corporate expenses and interest) of $140 million during 1997, from the lodging properties owned or leased by Host Marriott. Additionally, Host Marriott is a general partner in several unconsolidated partnerships that own lodging properties operated by Old Marriott under long-term agreements. Old Marriott recognized sales of $1,513 million and operating profit (before corporate expenses and interest) of $122 million in 1997, from the lodging properties owned by these unconsolidated partnerships. Old Marriott also leases land to certain of these partnerships and recognized land rent income of $23 million in 1997.

     In June 1997, Old Marriott sold to Host Marriott all of the issued and outstanding stock of Forum Group, Inc. which owns or leases 29 senior living communities, for aggregate consideration of approximately $550 million, comprised of cash, notes from Host Marriott, Old Marriott's share of outstanding debt of Forum Group, and approximately $87 million to be received as expansions as certain communities are completed. Marriott Senior Living Services, Inc., a subsidiary of Old Marriott, manages these communities under the Host Marriott Senior Living Management Agreements. Each Host Marriott Senior Living Management Agreement reflects market terms and conditions and is substantially similar to the terms of management agreements with third-party owners regarding senior living facilities of a similar type. Old Marriott recognized sales of $126 million and operating profit (before corporate expenses and interest) of $1 million under these agreements during 1997.

     On June 19, 1997, the $225 million secured credit facility under the Host Marriott Credit Agreement was terminated by mutual consent. Under the Host Marriott Credit Agreement, interest on outstanding balances up to $112.5 million accrued at LIBOR plus 3 percent; interest on outstanding balances from $112.5 million to $225 million accrued at LIBOR plus 4 percent. Old Marriott has provided, and New Marriott may in the future provide, financing to Host Marriott for a portion of the cost of acquiring properties to be operated or franchised by New Marriott, including notes received as partial consideration for Host Marriott's purchase of Forum Group, Inc. The outstanding principal amount of these loans was $135 million at January 2, 1998, and Old Marriott recognized $9 million in 1997 in interest and fee income under these credit agreements with Host Marriott.

     Under the Old Marriott Guarantees, Old Marriott has guaranteed Host Marriott's performance to lenders and other third parties. These guarantees were limited to $107 million at January 2, 1998. No payments have been made by Old Marriott pursuant to these guarantees.

     Old Marriott also provides certain administrative services to Host
Marriott (including the services provided to Host Marriott Services prior to the Host Marriott Services Distribution) for which Old Marriott was paid approximately $17 million in 1997, including reimbursements, pursuant to the Services Agreements.

     In December 1997, Host Marriott completed its acquisition of the Leisure Park at Lakewood, New Jersey senior living community, purchasing all but one percent of Old Marriott's 50 percent interest for approximately $8.65 million in cash and notes. In 1997, Old Marriott's subsidiary that manages this facility received management fees of $919,665 from the partnership.

Relationship Between Old Marriott and Host Marriott Services

     Until December 29, 1995, Host Marriott Services Corporation ("Host
Marriott Services") was a wholly owned subsidiary of Host Marriott. On that date, Host Marriott separated the Host Marriott Services businesses from its other businesses through the "Host Marriott Services Distribution" to holders of outstanding shares of Host Marriott common stock of one share of Host Marriott Services common stock for each five shares of Host Marriott common stock. Upon the consummation of the Host Marriott Services Distribution, Host Marriott Services became a separate, publicly held company.

     J.W. Marriott, Jr. and Richard E. Marriott and their respective immediate family members beneficially own approximately 6.9 percent and 6.8 percent, respectively, of the common stock of Host Marriott Services. William J. Shaw, former President and Chief Operating Officer and a director of Old Marriott and now the President and Chief Operating Officer and a director of New Marriott and a Director of the Company, is the Chairman of the Board of Host Marriott Services, and J.W. Marriott, Jr. and Richard E. Marriott are directors of Host Marriott Services.

     In connection with the Host Marriott Services Distribution, Old
Marriott and Host Marriott Services entered into service agreements that are similar to the Service Agreements, and in some cases Host Marriott has assigned to Host Marriott Services, and Host Marriott Services has assumed, the applicable Services Agreements. Old Marriott received payments aggregating approximately $10 million in 1997, including reimbursements, pursuant to these agreements. In addition, Old Marriott provides and distributes food and supplies to Host Marriott Services, for which Old Marriott charged approximately $80 million in 1997.

     In connection with the Transactions, the obligations of Old Marriott to Host Marriott Services under various service agreements were assigned to New Marriott, and the Company and New Marriott entered into restated Noncompetition Agreements with Host Marriott Services that superceded the previous Noncompetition Agreement between Old Marriott and Host Marriott Services.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

(a)   LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

      (1)  FINANCIAL STATEMENTS

           Please refer to the Form 10-K, as filed on February 23, 1998, for the information required to be included in Item 14(a)(1).

      (2)  FINANCIAL STATEMENT SCHEDULES

           Please refer to the Form 10-K, as filed on February 23, 1998, for the information required to be included in Item 14(a)(2).

      (3)  EXHIBITS

           Any shareholder who desires a copy of the following Exhibits may obtain a copy upon request from the Company at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to the Secretary, Sodexho Marriott Services, Inc., 10400 Fernwood Road, Bethesda, Maryland 20817.

                                                                  Incorporation by Reference
                                                                  (where a report or registration statement is indicated
                                                                  below, that document has been previously filed by the
                                                                  Company and the applicable exhibit is incorporated by
                                                                  reference thereto.)
 Exhibit No.       Description
------------------------------------------------------------------------------------------------------------------------------------

 3.1               Amended and Restated Certificate of            Exhibit No. 3(a) to Form 8-K dated April 3, 1998.
                   Incorporation.

 3.2               Amended and Restated Bylaws.                   Exhibit No. 3(b) to Form 8-K dated April 3, 1998.

 4.1               Certificate of Designation, Preferences and    Exhibit No. 4.1 to Form 8-K dated October 25, 1993.
                   Rights of Series A Junior Participating
                   Preferred Stock.

 4.2               Rights Agreement with The Bank of New York,    (a) Exhibit No. 4.2 to Form 8-K dated October 25, 1993;
                   as Rights Agent, as amended.                   (b) Exhibit No. 1 to Form 8-A/A filed on October 15, 1997
                                                                  (Amendment No. 1); and (c) Amendment No. 2 to Rights
                                                                  Agreement dated as of March 27, 1998 to be filed by
                                                                  amendment to Form 8-A.

 4.3               Indenture with Chemical Bank, as Trustee, as   (a) Exhibit Nos. 4(i) and 4(ii) to Form 8-K dated
                   supplemented                                   December 8, 1993 (original Indenture and First
                                                                  Supplemental Indenture); (b) Exhibit No. 4(ii) to Form
                                                                  8-K dated April 19, 1995 (Second Supplemental Indenture);
                                                                  (c) Exhibit No. 4.2 to Form 8-K dated June 7, 1995 (Third
                                                                  Supplemental Indenture); (d) Exhibit No. 4.2 to Form 8-K
                                                                  dated December 11, 1995 (Fourth

                                                                  Incorporation by Reference
                                                                  (where a report or registration statement is indicated
                                                                  below, that document has been previously filed by the
                                                                  Company and the applicable exhibit is incorporated by
                                                                  reference thereto.)
 Exhibit No.       Description
----------------------------------------------------------------------------------------------------------------------------
                                                                  Supplemental Indenture); (e) Exhibit No. 4(a) to Form
                                                                  8-K/A dated April 27, 1998 (Fifth Supplemental Indenture);
                                                                  (f) Exhibit No. 4(b) to Form 8-K/A dated April 27, 1998
                                                                  (Sixth Supplemental Indenture); Exhibit No. 4(c) to Form
                                                                  8-K/A dated April 27, 1998 (Seventh Supplemental
                                                                  Indenture); and Exhibit No. 4(d) to Form 8-K/A dated April
                                                                  27, 1998 (Eighth Supplemental Indenture).

 4.4               Indenture with The Bank of New York, as        (a) Exhibit No. 4.1 to Form 8-K dated March 25, 1996; (b)
                   Trustee, relating to Liquid Yield Option       Exhibit No. 4.2 to Form 8-K dated March 25, 1996 (First
                   Notes, as supplemented.                        Supplemental Indenture)

 4.5               Indenture among RHG Finance Corporation, as    (a) Exhibit No. 2.02 to Renaissance Hotel Group N.V.
                   issuer, Renaissance Hotel Group N.V. and Old   Annual Report on Form 20-F for the fiscal year ended June
                   Marriott, as guarantors, and The First         30, 1996; and (b) Exhibit No. 4 to Form 10-Q for the
                   National Bank of Chicago as Trustee, as        fiscal quarter ended June 20, 1997 (First and Second
                   supplemented.                                  Supplemental Indenture).

10.1               $1.5 billion Credit Agreement with Citibank,   (a) Exhibit No. 10 to Form 10-Q for the fiscal quarter
                   N.A., as Administrative Agent, and certain     ended March 28, 1997 (original agreement), and (b)
                   banks, as Banks, as amended.                   previously filed as Exhibit No. 10.1 to the Form 10-K
                                                                  for the fiscal year ended January 2, 1998 (First Amendment).

10.2               Distribution Agreement with Host Marriott,     (a) Exhibit No. 10.3 to Form 8-K dated October 25, 1993;
                   as amended.                                    (b) Exhibit No. 10.2 to Form 10-K for the fiscal year
                                                                  ended December 29, 1995 (first Amendment); and (c) Exhibit
                                                                  No. 10-1 to Form 10-Q for the fiscal quarter ended
                                                                  September 12, 1997 (Second Amendment).

10.3               Non Competition Agreement with Host Marriott   (a) Exhibit No. 10.7 to Form 8-K dated October 25, 1993;
                   and Host Marriott Services Corporation, as     (b) Exhibit No. 10.4 to Form 10-K for the fiscal year
                   amended.                                       ended December 29, 1995 (Amendment No. 1).

10.4               Employee Benefits and Other Employment         Exhibit No. 10.6 to Form 8-K dated October 25, 1993.
                   Matters Allocation Agreement with Host
                   Marriott.

10.5               1993 Comprehensive Stock Incentive Plan, as    Exhibit No. 10.7 to Form 10-K for the fiscal year ended
                   amended.                                       December 30, 1994.

10.6               1996 Comprehensive Stock Incentive Plan.       Appendix A to Proxy Statement for the Annual Meeting of
                                                                  Shareholders held on May 10, 1996.

10.7               1994 Executive Officer Incentive Plan.         Exhibit No. 10.1 to Form 10-Q for the fiscal quarter ended
                                                                  March 25, 1994.

                                                                  Incorporation by Reference
                                                                  (where a report or registration statement is indicated
                                                                  below, that document has been previously filed by the
 Exhibit No.       Description                                    Company and the applicable exhibit is incorporated by
                                                                  reference thereto.)
---------------------------------------------------------------------------------------------------------------------------
10.8               1995 Non-Employee Directors' Deferred Stock    Appendix A to Proxy Statement for the Annual Meeting of
                   Compensation Plan.                             Shareholders held on May 9, 1997.

10.9               Agreement and Plan of Merger by and among      Exhibit No. (c)(1) to Schedule 14d-1 dated February 23,
                   Marriott International, Inc., FGI              1996.
                   Acquisition Corp. and Forum Group, Inc.

10.10              Acquisition Agreement, dated as of February    Exhibit No. 10.1 to Form 8-K dated February 19, 1997.
                   17, 1997, by and between Old Marriott and
                   Renaissance Hotel Group N.V.

10.11              Shareholder Agreement, dated as of February    Exhibit No. 10.2 to Form 8-K dated February 19, 1997.
                   17, 1997, by and between Marriott
                   International, Inc. and Diamant Hotel
                   Investments N.V.

10.12              Stock Purchase Agreement, dated as of June     Exhibit No. 10.2 to Form 10-Q for the fiscal quarter
                   21, 1997, by and between Host Marriott         ended September 12, 1997.
                   Corporation and Marriott Senior Living
                   Services, Inc.

10.13              Distribution Agreement dated as of September   Appendix A to Definitive Proxy Statement for a Special
                   30, 1997 between the Company and New           Meeting of Shareholders commenced on March 17, 1998 and
                   Marriott MI, Inc.                              adjourned to March 20, 1998.

10.14              Agreement and Plan of Merger dated as of       Appendix B to Definitive Proxy Statement for a Special
                   September 30, 1997 by and among the Company,   Meeting of Shareholders commenced on March 17, 1998 and
                   Marriott-ICC Merger Corp., New Marriott MI,    adjourned to March 20, 1998.
                   Inc., Sodexho Alliance, S.A., and
                   International Catering Corporation

10.15              Omnibus Restructuring Agreement dated as of    Appendix C to Definitive Proxy Statement for a Special
                   September 30, 1997 by and among the Company,   Meeting of Shareholders commenced on March 17, 1998 and
                   Marriott-ICC Merger Corp., New Marriott MI,    adjourned to March 20, 1998.
                   Inc., Sodexho Alliance, S.A., and
                   International Catering Corporation.

10.16              Amendment Agreement, dated as of January 28,   Appendix D to Definitive Proxy Statement for a Special
                   1998, by and among the Company, Marriott-ICC   Meeting of Shareholders commenced on March 17, 1998 and
                   Merger Corp., New Marriott MI, Inc. Sodexho    adjourned to March 20, 1998.
                   Alliance, S.A. and International Catering
                   Corporation.

                                                                     Incorporation by Reference
                                                                     (where a report or registration statement is indicated
                                                                     below, that document has been previously filed by the
                                                                     Company and the applicable exhibit is incorporated by
                                                                     reference thereto.)
 Exhibit No.   Description
---------------------------------------------------------------------------------------------------------------------------
10.17          Employee Benefits and Other Employment                Exhibit No. 10.1 to Form 10 of New Marriott MI, Inc.
               Matters Allocation Agreement, dated as of             filed on February 13, 1998.
               September 30, 1997, by and between the
               Company and New Marriott MI, Inc.

10.18          Trademark and Trade Name License Agreement            Filed herewith.
               dated as of March 27, 1998 among the
               Company, New Marriott and Marriott Worldwide
               Corporation

10.19          Royalty Agreement dated as of March 27, 1998          Filed herewith.
               between Sodexho Alliance, N.A. and the
               Company.

10.20          $620 million Credit Agreement dated as of             (a) Exhibit No. 10(a) to Form 8-K/A dated April 27, 1998;
               January 30, 1998 with the Company, as Borrower,       and (b) Exhibit No. 10(c) to Form 8-K/A dated April 27,
               certain initial lenders, as Initial Lenders,          1998 (Amendment No. 1).
               Societe Generale and J.P. Morgan Securities
               Inc. ("J.P. Morgan"), as Arrangers, Societe
               Generale, as Administrative Agent, and
               Morgan Guaranty Trust Company of New York
               ("Morgan"), as Documentation Agent, as
               amended.

10.21          $735 million Credit Agreement dated as of             (a) Exhibit No. 10(b) to Form 8-K/A dated April 27, 1998;
               January 30, 1998 with Sodexho Marriott                and (b) Exhibit No. 10(d) to Form 8-K/A dated April 27,
               Operations, Inc., as Borrower, the Company, as        1998 (Amendment No. 1).
               Parent Guarantor, certain initial lenders,
               as Initial Lenders, Societe Generale and
               Morgan, as Initial Issuing Banks, Morgan, as
               Documentation Agent and Administrative
               Agent, and Societe Generale and J.P. Morgan,
               as Arrangers, as amended.

 10.22         Stockholder Agreement dated as of                     Filed herewith.
               March 27, 1998 between Sodexho Alliance, N.A.
               and the Company.

 12            Computation of Ratio of Earnings to Fixed             Previously filed as Exhibit No. 12 to the
               Charges.                                              Form 10-K for the fiscal year ended January 2, 1998.

 21            Subsidiaries of Marriott International, Inc.          Previously filed as Exhibit No. 21 to the
                                                                     Form 10-K for the fiscal year ended January 2, 1998.

 23            Consent of Arthur Andersen LLP.                       Previously filed as Exhibit No. 23 to the
                                                                     Form 10-K for the fiscal year ended January 2, 1998.

 99            Forward-Looking Statements.                           Previously filed as Exhibit No. 99 to the
                                                                     Form 10-K for the fiscal year ended January 2, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SODEXHO MARRIOTT SERVICES, INC.


Dated:  April 15, 1998        BY: /s/ Charles D. O'Dell
                                 ------------------------------------------
                                      Charles D. O'Dell
                                      President and Chief Executive Officer

Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.


Dated:  April 15, 1998        By:  /s/ Charles D. O'Dell
                                   ----------------------------------------
                                       Charles D. O'Dell
                                       President, Chief Executive Officer
                                        and Director
                                       [Principal Executive Officer]


Dated: April 15, 1998         By:  /s/ Lawrence E. Hyatt
                                   ----------------------------------------
                                       Lawrence E. Hyatt
                                       Senior Vice President
                                        and Chief Financial Officer
                                       [Principal Financial Officer]


Dated: April 15, 1998         By:  /s/ Lota Zoth
                                   ----------------------------------------
                                       Lota Zoth
                                       Corporate Controller and
                                        Chief Accounting Officer
                                       [Principal Accounting Officer]

Dated:  April 15, 1998        By:  /s/ William J. Shaw
                                   ----------------------------------------
                                       William J. Shaw
                                       Chairman and Director


Dated:  April 15, 1998        By:  /s/ Pierre Bellon
                                   ----------------------------------------
                                       Pierre Bellon
                                       Director


Dated:  April 15, 1998        By:  /s/ Bernard Carton
                                   ----------------------------------------
                                       Bernard Carton
                                       Director


Dated: April 15, 1998         By:  /s/ Edouard de Royere
                                   ----------------------------------------
                                       Edouard de Royere
                                       Director

Dated:  April 15, 1998        By:  /s/ John W. Marriott, III
                                   ----------------------------------------
                                       John W. Marriott, III
                                       Director


Dated: April 15, 1998         By:  /s/ Doctor R. Crants
                                   ----------------------------------------
                                       Doctor R. Crants
                                       Director


Dated: April 15, 1998         By:  /s/ Daniel J. Altobello
                                   ----------------------------------------
                                       Daniel J. Altobello
                                       Director