Form 10-Q
period 1998-03-27
SODEXHO MARRIOTT SERVICES INC
filed 1998-05-11
CIK 905036

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 27, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File No. 1-12188


                        SODEXHO MARRIOTT SERVICES, INC.
                    (Formerly Marriott International, Inc.)

Delaware                                                              52-0936594
(State of Incorporation)                 (I.R.S. Employer Identification Number)

                              10400 Fernwood Road
                           Bethesda, Maryland 20817
                    --------------------------------------
                   (Address of Principal Executive Offices)

                                (301) 380-3100
               ------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

                                                      Shares outstanding
           Class                                      at April 30, 1998
    -------------------                               ------------------
    Common Stock $1.00                                     61,861,652
    par value per share

                        SODEXHO MARRIOTT SERVICES, INC.
                                     INDEX

                                                                                     Page No.
                                                                                    ----------
          Glossary of Terms
          Forward-Looking Statements                                                     1
          Business                                                                       1
          Pro Forma Results of Operations                                                6

Part I.   Financial Information (Unaudited):

            Condensed Consolidated Statements of Income -
              Twelve Weeks Ended March 27, 1998 and March 28, 1997                       8

            Condensed Consolidated Balance Sheets -
              as of March 27, 1998 and January 2, 1998                                   9

            Condensed Consolidated Statements of Cash Flows -
              Twelve Weeks Ended March 27, 1998 and March 28, 1997                      10

            Condensed Consolidated Statements of Comprehensive Income-
              Twelve Weeks Ended March 27, 1998 and March 28, 1997                      11

            Condensed Consolidated Statement of Stockholders' (Deficit) Equity-
              as of March 27, 1998 and January 2, 1998                                  12

            Notes to Condensed Consolidated Financial Statements                        13

            Management's Discussion and Analysis of Results of Operations
            and Financial Condition                                                     25


Part II.  Other Information and Signatures:

            Legal Proceedings                                                           32

            Changes in Securities                                                       32

            Defaults Upon Senior Securities                                             32

            Submission of Matters to a Vote of Security Holders                         32

            Other Information                                                           32

            Exhibits and Reports on Form 8-K                                            33

            Signatures                                                                  34

                               GLOSSARY OF TERMS


The glossary below contains terms that are used throughout the document. In certain places in this document, where deemed meaningful for the reader's understanding, these definitions may be repeated.

       The Acquisition. On March 27, 1998, the Company acquired Sodexho North America, and Sodexho paid the Company $304 million, in exchange for approximately 48.3% of the shares of the Company's common stock that were issued and outstanding immediately after the Transactions.

       Adjusted Net Tangible Assets. The amount by which stockholders' equity exceeds intangible assets with certain adjustments.

       Annual Report. The Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1998.

       The Company. Sodexho Marriott Services, Inc., formerly Marriott International, Inc. (together with its consolidated subsidiaries).

       Discontinued Operations.  The Company's lodging business segment.

       Distributed Operations. The lodging, senior living services, and distribution services businesses taken collectively.

       The Distribution. On March 27, 1998, the Company distributed all of the assets and liabilities of the Company's lodging, senior living services, and distribution services businesses to its stockholders in a tax-free transaction.

       MII. New Marriott MI, Inc. was subsequently renamed Marriott International, Inc. (together with its subsidiaries).

       MDS. Marriott Distribution Services, the Company's distribution services business.

       MMS. Marriott Management Services, the remaining line of business in the contract services segment, food service and facilities management, which has become the principal business of the Company.

       MSLS. Marriott Senior Living Services, the Company's senior living services business.

       New Marriott MI, Inc. Subsequently renamed Marriott International, Inc., conducts business in the lodging segment, MDS and MSLS.

       Other Contract Services. MDS and MSLS which for the first quarter of 1998 and 1997 comprise part of the Company's continuing operations.

       R&I Costs. Restructuring and integration costs related to the Transactions.

       The Refinancing. On March 27, 1998, the Company and its indirect subsidiary, RHG Finance Corporation, tendered for a total of $720 million principal amount of their respective outstanding publicly held debt, and the Company refinanced its commercial paper and indebtedness outstanding under its revolving credit facility, which together totaled $950 million.

       Retained Business. All operations not distributed.

       Reverse Stock Split. On March 27, 1998, the Company's common stock underwent a reverse one-for-four stock split.

       Sodexho. Sodexho Alliance, S.A., a worldwide food and management services organization headquartered in France.

       Sodexho North America. Sodexho Financiere du Canada and subsidiaries and International Catering Corporation and subsidiaries (also known as Sodexho USA) taken collectively.

       The Transactions. The Distribution, Acquisition, and Refinancing taken collectively.

FORWARD-LOOKING STATEMENTS

This report by Sodexho Marriott Services, Inc. (together with its consolidated subsidiaries, the "Company") contains forward-looking statements within the meaning of the federal securities laws. These statements are based on the Company's current expectations and relate to anticipated future events that are not historical facts, such as the Company's business strategies and their intended results.

The forward-looking statements included in this report are subject to numerous risks and uncertainties that could cause the Company's future activities and results of operations to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties, which are further discussed in Management's Discussion and Analysis of Results of Operations and Financial Condition, include: (i) the ability of the Company to adapt to recent changes in its corporate structure related to the Transactions,
(ii) the potential adverse impact of the Company's substantial indebtedness,
(iii) competition in the food services and facilities management industries,
(iv) the effects of general economic conditions, (v) the ability of the Company to retain clients and obtain new clients in light of the Transactions, and other factors described from time to time in the Company's filings with the Securities and Exchange Commission including those set forth in Exhibit 99 filed herein.
As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by, or on behalf of, the Company. The Company assumes no obligation to update any forward-looking statements.

BUSINESS

The Company was formerly named Marriott International, Inc. Upon consummation of the Transactions, which occurred on March 27, 1998, the last day of the first quarter of 1998, Marriott International, Inc. was renamed Sodexho Marriott Services, Inc. The subsidiaries listed below represent the current direct subsidiaries of the Company. Each of these direct subsidiaries, in turn, has one or more subsidiaries.

 .  Sodexho Marriott Operations, Inc. (a newly formed entity);
 .  Sodexho Financiere du Canada (acquired in the transaction described in Note 3 of the condensed consolidated financial statements); and . Sodexho Marriott Services Canada, Ltd. (formerly Marriott Corporation of
   Canada, Ltd.).

There are two main operating subsidiaries of Sodexho Marriott Operations, Inc.:

 .  Sodexho Marriott Management, Inc. (formerly Marriott Management Services
   Corp.) and its subsidiaries; and
 . International Catering Corporation (acquired in the transaction described in Note 3 of the condensed consolidated financial statements) and its subsidiaries.

Sodexho Financiere du Canada and subsidiaries and International Catering Corporation and subsidiaries are collectively referred to as Sodexho North America. Similarly, the former Marriott Corporation of Canada, Ltd. and subsidiaries and the former Marriott Management Services Corp. and subsidiaries are collectively referred to as MMS.

As of March 27, 1998, the principal business of the Company changed from lodging and contract services to food and facilities management services. This change was the result of the Distribution and the Acquisition. In connection with the Acquisition and Distribution, the Company refinanced its debt. The Transactions are explained in detail in the Company's definitive proxy statement dated February 12, 1998 for a Special Meeting of Stockholders commenced on March 17, 1998 and adjourned to March 20, 1998, and are summarized in Item 1 of the Company's Report on Form 8-K filed on April 3, 1998 and in Notes 2, 3, and 5 of the condensed consolidated financial statements included in this report. Due to the extensive changes in the Company's business that resulted from the Transactions, the Company is providing for informational purposes the following description of its business as it now exists.


GENERAL

The Company is the leading provider in North America of outsourced food and facilities management services, including businesses, health care facilities, colleges and universities, and primary and secondary schools. Food services include food and beverage procurement, preparation and menu planning, as well as the operation and maintenance of food service and catering facilities, generally on a client's premises. Facilities management services include plant maintenance, energy management, groundskeeping, and housekeeping and custodial services.

INDUSTRY AND MARKETPLACE

The food and facilities management services industry is rapidly changing. Major industry dynamics are:

 .  Stable industry revenues from an existing client base.

 . Continued growth in the outsourcing of food service and facilities management as a result of (i) focus by customers on core competencies and outsourcing of their non-core services, (ii) general economic growth, and (iii) increasing cost pressures.

 . Increasing market penetration by large, well-capitalized participants due to their ability to provide (i) more cost-effective services as a result of economies of scale, (ii) a broader range of services than local and regional participants, and (iii) national and international coverage to large clients.

 . An increase in the retail orientation of contract catering due to the proliferation of alternative retail outlets, including fast food operations, for consumers.

 . Strong industry dynamics towards a "one stop shopping" alternative for all outsourcing needs, including food service and facilities management.

 . Minimal capital requirements due to several factors, including low capital expenditures because operations are generally conducted at client sites using client equipment; low fixed costs, permitting rapid response to market conditions; and predictable cash flow from client payments, reducing or eliminating working capital needs.

MARKET POSITION

The Company has its origins in two well-established food service providers, MMS and Sodexho North America. The Company is the market leader in the North American contract food services industry, which the Company's management believes is generally underpenetrated by contractors. Market leadership makes the Company well positioned to grow faster than the overall market. The Company has a unique opportunity to leverage its position as the market leader in food service by cross-selling its facilities management services to existing food-service-only clients. Management of the Company believes that the facilities management industry remains even more underpenetrated by contractors than the contract food services industry.

With the similar and complementary businesses of the two combined operations, management of the Company believes it has the capabilities to continue its market leadership.

The Company operates primarily in four sectors:

 . Health Care. The health care industry continues its transformation from a fee-for-service to a managed care and capitated rate environment. This market dynamic has shifted the risk and burden of cost control from insurance providers to the health care institutions themselves, forcing them to focus not only on the cost component of clinical care, but also on the cost of all services including food and facilities management. These cost pressures are driving the trend toward consolidation of health care institutions and guaranteed cost contracts for hospital services. Management of the Company believes that the health care market remains significantly underpenetrated.

 . Corporate. Although the market for food service in business and industry is relatively highly penetrated, customers are responding favorably to the growth in retail orientation by food service contractors. The market for multi-service national providers (food and facilities) is growing as corporations are moving toward outsourcing all of their non-core services on a multi-site and multi-service basis. This represents an opportunity to leverage from food contracting to the less developed facilities management market. The government market is expected to increase as federal departments and agencies implement large-scale outsourcing of non-core functions.

 . Education. The campus dining marketplace continues to shift from residential board plans to more retail-oriented operations driven by (i) the growing proportion of non-resident day and evening students on campuses, (ii) the taste and service preferences of today's young consumers and (iii) colleges' desires to provide their students with greater flexibility. Traditional straight-line cafeterias are being replaced by scatter systems and food courts. These trends, coupled with cost pressures, are causing public and private institutions to consider outsourcing as a viable choice.

 . Schools. The current fiscal climate is forcing school districts to minimize costs while improving the performance of non-instructional areas. Over the last several years, 150-200 school systems per year have decided to begin outsourcing their food services. Also, new federal laws require that school meals meet more stringent food specifications and production techniques to comply with "Dietary Standards" guidelines. Most school districts have obtained waivers of compliance with the new guidelines until July 1998. Thereafter, some school districts may turn to contractors to help comply with guidelines.

COMPETITION

The food and facilities management services business in North America is comprised of a large number of local, regional and national service providers. The Company's strongest competition comes from larger, well-capitalized participants due to their ability to provide (i) cost-effective services as a result of economies of scale, (ii) a broader range of services than local and regional participants and (iii) national coverage to large clients.

Many educational institutions, health care providers and businesses consider cost to be an important factor when selecting companies to provide food and facilities management services. The Company expects to be a successful low-cost services provider due to its (i) significant purchasing economies of scale for food service and facilities management supplies, (ii) sophisticated site labor management controls, (iii) low administrative overhead and (iv) strong information and accounting system which allows the Company's management and clients to monitor costs. The timing and realization of additional synergies will be dependent on the successful integration of Sodexho North America.

Clients also consider the quality of food and facilities management services to be an important factor in addition to price. Accordingly, the Company's competitive profile will also depend on its ability to maintain a level of quality in keeping with client expectations.

EMPLOYEES

The Company has approximately 100,000 employees on its payroll in the U.S. and Canada, and manages approximately 60,000 people on its clients' payrolls. The Company's corporate headquarters, located in Bethesda, Maryland, has approximately 250 employees. An estimated 8,800 non-management employees are represented by organized labor unions for collective bargaining purposes. The Company believes its relations with its employees are positive.

PROPERTIES

The Company occupies approximately 42,800 square feet for its headquarters office space in Bethesda, Maryland in a building leased by the Company from Marriott International, Inc. (MII). In addition, all of the Company's operating divisions lease their headquarters office space in Avon, Connecticut (Health Care Services); Bethesda, Maryland (Corporate Services); Altamonte Springs, Florida (Education Services); and Downers Grove, Illinois (School Services). These operating division leases generally run for initial terms of three to five years and generally have renewal options. The Company also has a long-term lease for its office facility in Buffalo, New York, where all of the centralized accounting and processing activities for North America will take place. The Company owns three laundry facilities (Walla Walla, Washington, Tucson, Arizona, and Phoenix, Arizona) and leases three additional laundry facilities (Birmingham, Alabama, Gilroy, California, and Compton, California). As a result of the Acquisition, the Company also occupies approximately one-half of an 80,000 square-foot office building that it owns in Waltham,

Massachusetts; approximately 25,000 square feet of office and warehouse space in Trumbull, Connecticut; approximately 15,000 square feet of office space in Mobile, Alabama; approximately 20,000 square feet of building space in Sunnyvale, California; and approximately 15,000 square feet of building space in Alston, Massachusetts. The Company owns a 30,000 square foot office building in Montreal, Canada.

PRO FORMA RESULTS OF OPERATIONS

As of March 27, 1998, the assets, liabilities and business operations of the Company changed substantially due to the Transactions described fully in Notes 2, 3 and 5 to the condensed consolidated financial statements. As a result of these changes, there are substantial differences in comparability between the Company's historical operating results presented in Part I of this document and the Company's ongoing operations. To assist readers in understanding the present operations of the Company, management believes it is meaningful and relevant to set forth in this report not only the actual results of operations for the twelve weeks ended March 27, 1998 and the comparable period in 1997, but also the pro forma operating results for those same periods. The pro forma operating results were prepared as if the Transactions occurred at the beginning of each period. Therefore, the pro forma operating results only include the Company's Retained Business and the operations of Sodexho North America.

The pro forma statements of operations do not necessarily reflect results which may occur in the future.

                        SODEXHO MARRIOTT SERVICES, INC.
                        PRO FORMA RESULTS OF OPERATIONS
                   ($ in millions, except per share amounts)
                                  (Unaudited)

                                                                       Twelve weeks ended
                                                               ---------------------------------
                                                                  March 27,          March 28,
                                                                    1998               1997
                                                               --------------     --------------
SALES........................................................      $ 1,024           $   986

OPERATING COSTS AND EXPENSES.................................          976               942
                                                                 ---------         ---------
    OPERATING PROFIT BEFORE CORPORATE EXPENSES
      AND INTEREST...........................................           48                44
Corporate expenses...........................................          (17)              (16)
Interest expense, net........................................          (22)              (22)
                                                                 ---------         ---------
    INCOME BEFORE INCOME TAXES...............................            9                 6
Provision for income taxes...................................            5                 4
                                                                 ---------         ---------
    PRO FORMA NET INCOME.....................................      $     4           $     2
                                                                 =========         =========

PRO FORMA EARNINGS PER SHARE - NET INCOME
    BASIC....................................................      $   .07           $   .04
                                                                 =========         =========
    DILUTED..................................................      $   .07           $   .04
                                                                 =========         =========

 Pro forma sales include the combined actual sales of the food and facilities management services business of MMS ($790 million and $763 million, respectively) and Sodexho North America ($234 million and $223 million, respectively). Pro forma operating profit before corporate expenses and interest reflects approximately $3.7 million of amortization expense for the intangible assets related to the Acquisition. Pro forma corporate expenses include the combined corporate overhead of both businesses, with no synergies assumed or integration costs included; however, an estimate of $1.6 million was included for both periods presented representing incremental costs to operate as a separate public company.

 Pro forma interest expense, net, represents the estimated costs as if the Refinancing and the interest rate agreements had been in place on the first day of both periods presented. An effective income tax rate of 55.3% and 62.8% were used for the first quarter of 1998 and 1997, respectively. Pro forma results do not include any extraordinary charges related to the Refinancing.

 Pro forma basic earnings per share were calculated on a share base of 61.9 million for both 1998 and 1997, which represents the number of shares outstanding on March 27, 1998. Pro forma diluted earnings per share were calculated on a share base of 62.5 million and 62.4 million for 1998 and 1997, respectively. The dilutive shares are due to stock option plans and deferred stock incentive plans.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                        SODEXHO MARRIOTT SERVICES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ($ in millions, except per share amounts)
                                  (Unaudited)

                                                                                   Twelve weeks ended
                                                                           ---------------------------------
                                                                              March 27,          March 28,
                                                                                1998               1997
                                                                           --------------     --------------

SALES......................................................................  $     1,111         $    1,154

OPERATING COSTS AND EXPENSES...............................................        1,078              1,108
                                                                             -----------         ----------
    OPERATING PROFIT BEFORE CORPORATE EXPENSES
      AND INTEREST.........................................................           33                 46
Corporate expenses.........................................................          (37)               (27)
Interest expense...........................................................          (25)               (19)
Interest income............................................................            9                  5
                                                                             -----------         ----------
    (LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES...........          (20)                 5
(Benefit) Provision for income taxes.......................................           (9)                 1
                                                                             -----------         ----------
    (LOSS) INCOME FROM CONTINUING OPERATIONS...............................          (11)                 4
                                                                             -----------         ----------

Discontinued operations....................................................
    Income from discontinued operations, net of applicable income tax
      expense of $64 and $49...............................................           94                 73

    Costs associated with effecting the distribution, net of applicable
      income tax benefit of $9.............................................          (17)                 -
                                                                             -----------         ----------

    INCOME BEFORE EXTRAORDINARY ITEM.......................................           66                 77

Extraordinary item, net of applicable income tax benefit of $28............          (43)                 -
                                                                             -----------         ----------

    NET INCOME.............................................................  $        23         $       77
                                                                             ===========         ==========

(LOSS) EARNINGS PER SHARE - CONTINUING OPERATIONS
    BASIC..................................................................  $      (.34)        $      .13
                                                                             ===========         ==========
    DILUTED................................................................  $      (.34)        $      .12
                                                                             ===========         ==========

EARNINGS PER SHARE - NET INCOME
    BASIC..................................................................  $       .73         $     2.44
                                                                             ===========         ==========
    DILUTED................................................................  $       .73         $     2.31
                                                                             ===========         ==========

           See notes to condensed consolidated financial statements.

                        SODEXHO MARRIOTT SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ in millions)


                                                                                (Unaudited)
                                                                                 March 27,         January 2,
                                                                                   1998               1998
                                                                               ------------        ----------
ASSETS
Current Assets
   Cash and equivalents....................................................      $      76          $     139
   Accounts and notes receivable...........................................            346                487
   Other...................................................................            128                344
                                                                                 ---------          ---------
              Total current assets                                                     550                970

Property and equipment, net................................................             84                505
Intangible assets..........................................................            579                388
Other assets...............................................................            113                395
Net noncurrent assets of discontinued operations...........................              -              2,948
                                                                                 ---------          ---------
                                                                                 $   1,326          $   5,206
                                                                                 =========          =========


LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY

Current Liabilities
   Current portion of long-term debt.......................................      $      36          $       -
   Accounts payable........................................................            176                548
   Other current liabilities...............................................            274                601
   Payable to affiliates for excess net tangible assets....................             50                  -
   Net current liabilities of discontinued operations......................              -                 56
                                                                                 ---------          ---------
                Total current liabilities                                              536              1,205

Long-term debt.............................................................          1,213              1,519
Other long-term liabilities................................................            110                709
Liability for convertible subordinated debt................................             28                310
Stockholders' (Deficit)/Equity
   Preferred stock, no par value, 1 million shares authorized; no shares
    issued.................................................................              -                  -
   Common stock, $1 par value, 300 million and 75 million shares
    authorized; 62 million and 32 million shares issued and outstanding....             62                 32
   Additional paid-in capital..............................................          1,321                805
   Retained (deficit) earnings.............................................         (1,954)               822
   Accumulated other comprehensive income..................................             10                (12)
   Treasury stock, at cost.................................................              -               (184)
                                                                                 ---------          ---------
                Total stockholders' (deficit)/equity                                  (561)             1,463
                                                                                 ---------          ---------
                Total liabilities and stockholders' (deficit)/equity             $   1,326          $   5,206
                                                                                 =========          =========

           See notes to condensed consolidated financial statements.

                        SODEXHO MARRIOTT SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in millions)
                                  (Unaudited)



                                                                                       Twelve weeks ended
                                                                               ---------------------------------
                                                                                  March 27,          March 28,
                                                                                    1998               1997
                                                                               --------------     --------------
OPERATING ACTIVITIES
   (Loss) Income from continuing operations................................      $      (11)         $        4
   Adjustments to reconcile to cash provided by continuing operations:
       Depreciation and amortization.......................................              22                  25
       Income taxes and other..............................................             (50)                 20
       Working capital changes.............................................              41                  23
       Changes in discontinued operations..................................             131                  61
                                                                                 ----------          ----------
       Cash provided by operating activities...............................             133                 133
                                                                                 ----------          ----------

INVESTING ACTIVITIES
   Capital expenditures....................................................             (63)                (44)
   Dispositions............................................................              28                   -
   Cash of distributed operations..........................................            (478)                  -
   Acquisitions............................................................              24                   -
   Discontinued operations.................................................            (113)                (81)
   Other...................................................................             (47)                (34)
                                                                                 ----------          ----------
   Cash used in investing activities.......................................            (649)               (159)
                                                                                 ----------          ----------

FINANCING ACTIVITIES
   Issuances of long-term debt.............................................           1,820                 883
   Payments for extinguishment of debt.....................................             (70)                  -
   Repayments of long-term debt............................................          (1,739)                 (5)
   Proceeds received from Sodexho..........................................             304                   -
   Issuances of common stock...............................................              31                   8
   Dividends paid..........................................................             (11)                (10)
   Purchases of treasury stock.............................................             (55)                (67)
                                                                                 ----------          ----------
   Cash provided by financing activities...................................             280                 809
                                                                                 ----------          ----------

(DECREASE) INCREASE IN CASH AND EQUIVALENTS................................            (236)                783
                                                                                 ----------          ----------

CASH AND EQUIVALENTS, beginning of period
   Continuing operations...................................................             139                 128
   Discontinued operations.................................................             173                 140
                                                                                 ----------          ----------
   Total beginning cash....................................................             312                 268
                                                                                 ----------          ----------

CASH AND EQUIVALENTS, end of period
   Continuing operations...................................................              76                 899
   Discontinued operations.................................................               -                 152
                                                                                 ----------          ----------
   Total ending cash.......................................................      $       76          $    1,051
                                                                                 ==========          ==========

           See notes to condensed consolidated financial statements.

                        SODEXHO MARRIOTT SERVICES, INC.
                CONSOLIDATED STATEMENTS  OF COMPREHENSIVE INCOME
                                ($ in millions)
                                  (Unaudited)



                                                                                       Twelve weeks ended
                                                                               ---------------------------------
                                                                                  March 27,          March 28,
                                                                                    1998               1997
                                                                               --------------     --------------
Net Income.................................................................      $       23          $       77

Other comprehensive income, net of tax
 Foreign currency translation adjustments..................................              (5)                 (5)
 Unrealized gains on investments...........................................               3                   1
                                                                                 ----------          ----------
Total other comprehensive income...........................................              (2)                 (4)
                                                                                 ----------          ----------
Comprehensive Income.......................................................      $       21          $       73
                                                                                 ==========          ==========







           See notes to condensed consolidated financial statements.

                        SODEXHO MARRIOTT SERVICES, INC.
           CONSOLIDATED STATEMENT  OF STOCKHOLDERS' (DEFICIT)/EQUITY
                             (amounts in millions)
                                  (Unaudited)


                                                                                          Accumulated
                                          Number              Additional    Retained         Other        Treasury
                                            of      Common      Paid-In     (Deficit)    Comprehensive     Stock,
                                          Shares     Stock      Capital     Earnings        Income        at cost     Total

                                         --------  --------  ------------  -----------  ---------------  ----------  -------
Balance, January 2, 1998                    32       $ 32      $   805       $   822        $ (12)         $(184)    $ 1,463

Other Comprehensive
 income                                                                                        (2)                        (2)
Net income                                                                        23                                      23
Distribution                                                                  (2,715)          24                     (2,691)
Shares issued to Sodexho
 related to Acquisition                     30         30          549                                                   579
Purchases of treasury stock                                                                                  (35)        (35)
Cancellation of treasury stock                                                                                59          59
Stock options and other                                            (33)          (84)                        160          43
                                          ----      -----     --------      --------       ------         -------   --------
Balance, March 27, 1998                     62       $ 62      $ 1,321       $(1,954)       $  10          $   -     $  (561)
                                          ====      =====     ========      ========       ======         =======   ========



           See notes to condensed consolidated financial statements.

                        SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Presentation

     The accompanying condensed consolidated financial statements of Sodexho Marriott Services, Inc. (together with its consolidated subsidiaries, the "Company") have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report.

     In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 27, 1998 and January 2, 1998, and the results of operations for the twelve weeks ended March 27, 1998 and March 28, 1997. Interim results are not necessarily indicative of fiscal year performance because of the impacts of the Transactions described in Notes 2, 3 and 5, as well as seasonal and short-term variations. All material intercompany transactions and balances between Sodexho Marriott Services, Inc. and its subsidiaries have been eliminated.

     Fiscal Year

     As of March 27, 1998, the Company's fiscal year ended on the Friday nearest to December 31; however, on April 15, 1998, the Board of Directors approved the change of the Company's fiscal year to end on the Friday nearest to August 31. As allowed under the transition rules for registrants, the Company's next financial statement filing will be a transitional Form 10-K for the period January 3, 1998 through August 28, 1998.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

     Client Investments

     Included in other assets are client investments, which represent amounts provided by the Company to clients at contract inception for the purchase of property and equipment pertaining to the contract and are amortized over the life of the related contract. When a contract terminates prior to its scheduled termination date, the client generally must repay any unamortized client investment balance to the Company.

     Intangibles

     Intangibles consist primarily of customer contracts and goodwill. Customer contracts are amortized on a straight-line basis over the estimated remaining lives of the customer relationships ranging from 8 to 20 years. Goodwill represents the excess cost over the fair value of businesses acquired and is amortized on a straight-line basis over periods ranging from 30 to 40 years. The carrying value of goodwill and other intangibles is evaluated periodically as it relates to the operating performance and future undiscounted cash flows of each operating business acquired.

     Revenue Recognition

     Revenues are recognized at the time services are rendered or products are delivered. Revenues include reimbursements for food and payroll costs incurred on behalf of customers under contracts in which the Company manages food service programs for a fee. Losses, if any, are provided for at the time management determines the cost will ultimately exceed contract revenue for the duration of the contract.

     Interest Rate Agreements

     From time to time, the Company enters into various interest rate agreements for the purpose of hedging the Company's interest rate risk. The agreements are contracts to exchange floating rate for fixed rate interest payments or guarantee a fixed interest rate over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of the contracts do not affect total assets or liabilities of the Company. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate agreements is recognized as an adjustment to interest expense. All of the Company's interest rate agreements are for purposes other than trading.

     Concentration of Credit Risk

     Concentration of credit risk with respect to accounts receivable is limited because a large number of customers make up the Company's customer base, thus spreading trade credit risk. In addition, the Company closely monitors accounts receivable. The Company generally does not require collateral and maintains reserves for potential uncollectible amounts which, in the aggregate, have not exceeded management expectations.

     Reverse Stock Split

     On March 27, 1998, the Company's common stock underwent a reverse one-for-four stock split. The information contained herein has been restated to reflect this reverse stock split.

     Reclassifications

     Certain amounts in the prior period financial statements have been reclassified to conform with the current period's presentation.


2.   Distributed Operations
     -----------------------

     On March 27, 1998, the Company distributed to its stockholders, on a pro rata basis, all outstanding shares of New Marriott MI, Inc., a wholly owned subsidiary of the Company, in a tax-free distribution (the "Distribution"). New Marriott MI, Inc., subsequently renamed

     Marriott International, Inc. (together with subsidiaries, MII) conducts business in the lodging segment and two of the three lines of business in the contract services segment - MSLS and MDS. The lodging, MDS and MSLS businesses, are collectively referred to as Distributed Operations. The third line of business in the contract services segment, MMS, has become the principal business of the Company.

     As a result of the Distribution, the accompanying condensed consolidated financial statements have been restated to present the results of operations, cash flows and financial position of the Company's lodging business segment as discontinued operations. Other Contract Services, which comprise part of MII's ongoing operations, have not been treated as discontinued operations.

     Operating results for Distributed Operations were:

                          For the Twelve Weeks Ended
--------------------------------------------------------------------------------
                          March 27, 1998                  March 28, 1997
                 ------------------------------  -------------------------------
($ in millions,
except per                     Other Contract                   Other Contract
share amounts)     Lodging        Services         Lodging         Services
                 -----------  -----------------  -----------  ------------------
Sales..........   $  1,774         $  321         $  1,450          $   349

Income before
income taxes...   $    158         $    5         $    122          $    14

Income taxes...   $     64             *          $     49             *

Net income.....   $     94             *          $     73             *

Basic earnings
per share......   $   2.46             *          $   2.28             *

Diluted
earnings per
share..........   $   2.46             *          $   2.08             *

Assets of
distributed
operations.....   $  4,117         $  936         $  2,490         $  1,303


* Disclosure not required.

     All intercompany transactions have been eliminated from the amounts above. Excluded from operating results of Distributed Operations are corporate expenses of $23 million and $21 million for the twelve weeks ended March 27, 1998 and March 28, 1997, respectively, and corporate assets of $640 million and $1.2 billion as of March 27, 1998 and March 28, 1997, respectively, related to those operations.

3.   Acquisition
     -----------

     Immediately after the Distribution, on March 27, 1998, Sodexho transferred to the Company Sodexho North America having an estimated value of approximately $275 million and made a cash payment of $304 million at the same time in exchange for 29,949,925 shares of the Company's common stock, after giving effect to the one-for-four reverse stock split, discussed in
     Note 12. The purchase price includes approximately $3 million in transaction costs. As a result of the issuance of new shares of the Company's common stock to Sodexho in connection with the Acquisition, the stockholders who owned 100 percent of the Company immediately prior to the Distribution owned approximately 51% immediately thereafter.

     The Acquisition has been accounted for using the purchase method of accounting. As valuations have not yet been completed, the purchase price has been allocated to the assets acquired and liabilities assumed based on a preliminary estimate of fair values as follows:

                                                       ($ in millions)
                                                       ---------------
Current assets .......................................      $  141
Other assets .........................................          52
Customer contracts ...................................         120
Current liabilities ..................................        (135)
Payable to Sodexho for excess net tangible assets ....         (20)
Other liabilities ....................................          (7)
Acquisition reserve ..................................         (29)
Debt .................................................         (73)
Deferred taxes, net ..................................          (9)
Goodwill .............................................         238
                                                          --------
     Subtotal ........................................         278
Cash contributed to the Company ......................         304
                                                          --------
     Total purchase price ............................      $  582
                                                          ========

     Immediately after the Acquisition, the Company refinanced the $73 million of debt assumed, as discussed in Note 5.

4.   Restructuring and Integration Costs
     -----------------------------------

     Restructuring costs represent costs, such as employee termination benefits and office closure costs, that are incurred to terminate certain duplicate activities. The acquisition reserve of $29 million disclosed in Note 3 principally represents costs associated with termination benefits for approximately 400 employees and office closure costs related to the former Sodexho North America operations. As of March 27, 1998, the Company recorded $7 million in restructuring charges related to termination benefits for approximately 50 employees and office closure costs related to MMS.

     Integration costs represent costs incurred to integrate the activities of Sodexho North America with those of MMS. The integration costs include, among other items, training and relocating employees, incremental overhead during the integration phase, systems modifications, and other one-time costs. During the twelve weeks ended March 27, 1998, the Company had recorded approximately $3 million in integration costs. The Company expects to incur approximately $33 million and $8 million in additional integration costs through August 28, 1998 and in fiscal 1999, respectively.

5.   The Refinancing
     ---------------

     The Secured Facility consists of a $235 million revolving credit facility and a $500 million six-year term loan facility. It bears interest at rates based on a bank prime rate, the Federal Fund rate, or LIBOR, payable in arrears quarterly. The Company is currently paying interest at 5.69% plus 1.125%. Of the revolving credit facility, up to $100 million may be used to cover letters of credit. As of March 27, 1998, the Company had letters of credit outstanding of $13 million. The facility is collateralized by liens on the inventory, accounts receivable, and stock of the principal subsidiaries of Sodexho Marriott Operations, Inc. As of March 27, 1998, $107 million of borrowing capacity was available under this facility.

     The Guaranteed Facility is a $620 million seven-year term loan. It bears interest at rates based on a bank prime rate, the Federal Fund rate, or LIBOR, payable in arrears quarterly. The Company is currently paying interest at 5.69% plus .45%. The Company pays Sodexho an annual fee of 0.5%, or $3 million, to serve as guarantor of the loan.

     Additional credit facilities totaling about $8 million from the Canadian operations of both MMS and Sodexho remained in place. As of March 27, 1998, approximately $6 million of borrowing capacity was available under these facilities.

     On March 27, 1998, the Company borrowed $615 million and $620 million under the Secured Facility and Guaranteed Facility, respectively. The proceeds were used to purchase $713 million of the Company's publicly held debt, as discussed in the following paragraph, and to repay its $950 million outstanding obligations under the Company's existing $1.5 billion credit facility, which was cancelled immediately after such repayment. Also, the Company repaid debt of $73 million assumed in the Acquisition. The $304 million received from Sodexho (see Note 3) was used in conjunction with the debt proceeds to fund the debt repayments. The Company also received a letter of credit for $13 million under the Secured Facility on March 27, 1998 for which it paid the bank a commission fee of 1.125%.

     In connection with the Distribution, the Company tendered for $720 million principal amount of its outstanding publicly held debt, $600 million related to the Series A through D Senior Notes and $120 million related to the Renaissance Hotel Group (RHG) Financing. Approximately $593 million of the Series A through D Senior Notes were tendered at a premium of $45 million. The untendered Series A through D Senior Notes will remain a liability of the Company.

                                 Face Amount       Untendered Debt
                               Prior to Tender            at
                                  March 28,            March 27,
                                    1997                 1998
                              -----------------   -----------------

     Series A...............       $  150                $   2
            B...............          200                    1
            C...............          150                    3
            D...............          100                    1
                                  -------               ------
                                   $  600                $   7
                                  =======               ======

     Approximately $117 million of the $120 million in RHG Finance outstanding Guaranteed Notes was tendered at a premium of $20 million. The Company paid an additional $3.5 million in cash to MII representing the untendered RHG debt that has become a liability of MII. The debt extinguishment was financed through the Secured Facility and the Guaranteed Facility discussed above, as well as the $304 million received from Sodexho in connection with the Acquisition.

     As part of the Distribution, the Company and MII agreed that total indebtedness retained by the Company after the Distribution would equal $1.444 billion. As the Company's indebtedness totaled $1.698 billion after effecting the Distribution, MII paid the Company the difference of $254 million, which was used by the Company to repay debt.

     The resulting extraordinary charge for costs associated with the early extinguishment of this debt was $43 million, net of $28 million in taxes, or $1.36 per basic and diluted share.

     The Company's borrowing agreements contain various covenants which, among other things, require the Company to meet certain financial ratios and tests. The agreements also contain limitations on payments of dividends.

6.   Interest Rate Agreements
     ------------------------

     As of March 27, 1998, the Company had no interest rate agreements; however, the Company subsequently entered into three agreements to guarantee a fixed rate for interest payments over the life of the agreements. The following table summarizes the interest rate agreements the Company entered into subsequent to March 27, 1998:


                                     ($ in millions)
                                         Notional
                                          Amount           Term
                                        ----------    ---------------
             LIBOR fixed at 5.7-5.8%       $400       5/29/98-8/31/01
             LIBOR fixed at 5.84%          $300       5/29/98-8/31/02
             LIBOR fixed at 5.90%          $200       5/29/98-2/28/05
                                           ----
             Total interest rate           $900
               agreements                  ====

     The fixing of the interest rates for the above periods reduces the Company's exposure to the uncertainty of floating interest rates. The Company has elected to set the underlying debt at the three month LIBOR rate at the beginning of the quarter, which matches the reset period for the interest rate hedge agreements.

7.   Earnings Per Share From Continuing Operations
     ---------------------------------------------

     The following table illustrates the reconciliation of the earnings and number of shares used in the calculations of basic and diluted earnings per share from continuing operations (in millions, except per share amounts). Amounts have been restated for both periods to reflect the one-for-four reverse stock split, discussed in Note 12.

                                                          Twelve weeks ended
                                                       ------------------------
                                                        March 27,    March 28,
(amounts in millions, except per share amounts)           1998         1997
                                                       -----------  -----------
Computation of Basic (Loss) Earnings Per Share From
 Continuing Operations

 (Loss) Income from continuing operations............    $    (8)     $     4
 Weighted average shares outstanding.................       31.7         31.6
                                                         -------      -------

 Basic (Loss) Earnings Per Share From
  Continuing Operations..............................    $  (.25)     $   .13
                                                          =======     =======

Computation of Diluted (Loss) Earnings Per Share from Continuing Operations

 (Loss) Income from continuing operations............    $    (8)     $     4

 Weighted average shares outstanding.................       31.7         31.6

 Effect of Dilutive Securities
  Employee stock option plan.........................          -          1.0
  Deferred stock incentive plan......................          -           .8
                                                         -------      -------

  Shares for diluted (loss) earnings per share from
   continuing operations.............................       31.7         33.4
                                                         -------      -------

  Diluted (Loss) earnings per share from
   continuing operations.............................    $  (.25)     $   .12
                                                         =======      =======

     The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. Due to the loss from continuing operations for the first quarter of 1998, there were 3.5 million and .9 million shares related to employee stock option plans and deferred stock incentive plans, respectively, which could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. For both periods presented, inclusion of the convertible subordinated debt, 1.2 million shares, in the calculation was anti-dilutive. The if-converted method is used for convertible subordinated debt.

     In the first quarter of 1997, approximately 730,000 options to purchase shares of common stock were outstanding but were not included in the computation of diluted earnings per share from continuing operations because the exercise prices of the options were greater that the average market price of the common shares.


8.   Related Party Agreements
     ------------------------

     Agreements between the Company and MII

     For the purposes of governing certain of the ongoing relationships between the Company and MII after the Distribution and to provide for an orderly transition, the Company and MII have entered into various agreements including the Employee Benefits and Other Employment Matters Allocation Agreement (see Note 10), Liquid Yield Option Notes (LYONs) Allocation Agreement (see Note 9), Tax Sharing Agreement, Trademark License Agreement, Noncompetition Agreement, Employee Benefit Services Agreement, Procurement Services Agreement, Distribution Services Agreement and other transitional services agreements. Effective on March 27, 1998, these agreements provide, among other things, that MII assumes sponsorship of certain of the Company's employee benefit plans and insurance programs as well as succeeds to the Company's liability to LYONs holders under the LYONs Indenture, a portion of which has been assumed by the Company.

     The Tax Sharing Agreement provides that MII will be liable for all income taxes of the Company through March 27, 1998. For all periods following March 27, 1998, the Company is liable for income taxes on its operations.

     In accordance with the Trademark License Agreement, the Company is obligated to pay MII a license fee of $1 million per year, payable quarterly in advance, for use of the "Marriott" name for four years.

     The agreements that the Company and MII have entered into for the additional transitional services are for services substantially similar to the scope of services provided prior to the Distribution. The terms and conditions of the agreements were negotiated by the parties at arm's length. The anticipated annual payments from MII to the Company are approximately $3 to $4 million and from the Company to MII are approximately $70 to $80 million (excluding cost reimbursements for food and supplies purchased from MII).

     As part of the Transactions, the Company entered into an agreement with MII that established a reasonable amount of Adjusted Net Tangible Assets for the Retained Business immediately prior to the consummation of the Transactions.

     The Distribution Agreement between the Company and MII provided that the Adjusted Net Tangible Assets of the Retained Business was to equal $103 million immediately prior to the consummation of the Transactions. Within 60 days after the Distribution on March 27, 1998, MII will deliver to the Company a statement that includes a consolidated balance sheet of the

     Retained Business. The Company will then have another 30 days after the receipt of the statement to either accept the Adjusted Net Tangible Assets amount or to describe any proposed adjustments.

     Upon the acceptance of the Adjusted Net Tangible Assets amount by the Company or the resolution in writing of any disputes, Company will pay MII the amount, together with interest, by which the Adjusted Net Tangible Assets amount is greater than $103 million. The amount accrued as of March 27, 1998 is $30 million based on the Company's estimate of the amount to be paid in June 1998.

     Agreements between the Company and Sodexho

     For the purposes of governing certain of the ongoing relationships between Sodexho and the Company after the Acquisition and to provide for an orderly transition, Sodexho and the Company have entered into various agreements including the Royalty Agreement and the Assistance Agreement.

     In accordance with the Royalty Agreement, the Company is obligated to pay Sodexho, as compensation for use of the "Sodexho" name, an annual royalty equal to .05% of the annual gross revenues of the Company during the first three years of the Royalty Agreement. Thereafter, Sodexho and the Company will negotiate in good faith to determine the royalty fee.

     The Assistance Agreement between Sodexho and the Company sets forth certain services that are to be provided by Sodexho to the Company, including services related to purchasing activities, catering and site support services, marketing, management and administration, legal and fiscal matters, human relations, communications and cash management. Through August 31, 1998, there will not be a fee. The fee for the period from September 1, 1998 through August 31, 1999 will be .05% of gross revenues and the fee for all periods thereafter will be .15% of gross revenues.

     Annually, the independent directors of the Company who are not affiliated with the Company or Sodexho will review a joint report prepared by the managements of Sodexho and the Company, which will describe the services provided by Sodexho under the Royalty Agreement and the Assistance Agreement and estimate the fair market value of the benefits received by the Company. If the fees paid by the Company to Sodexho are determined by the Board to be in excess of fair value, Sodexho will reimburse the Company for such excess, plus interest.

     As part of the Transactions, the Company entered into an agreement with Sodexho that established a reasonable amount of Adjusted Net Tangible Assets for the Acquired Companies immediately prior to the consummation of the Transactions.

     The Agreement and Plan of Merger, as amended, between the Company and Sodexho provided that the Adjusted Net Tangible Assets of the Sodexho North America was to equal a negative $35 million immediately prior to the consummation of the Transactions. Following delivery of the Closing Date Statement, the Company will have 30 days to either accept the Adjusted Net Tangible Assets amount or to describe any proposed adjustments.

     Upon the acceptance of the Adjusted Net Tangible Assets amount by the Company or the resolution in writing of any disputes, Company will pay Sodexho the amount, together with interest, by which the Adjusted Net Tangible Assets amount is less than negative $35 million. The amount accrued as of March 27, 1998 is $20 million based on the Company's estimate of the amount to be paid in June 1998.


9.   Liability for Convertible Subordinated Debt
     -------------------------------------------

     In 1996, the Company issued Liquid Yield Option Notes (LYONs) with a face value of $540 million. These LYONs were issued at a discount representing a yield to maturity of 4.25% until due in 2011.

     In connection with the Distribution, pursuant to the LYONs Allocation Agreement, MII assumed responsibility for all of the debt obligations evidenced by the LYONs and became successor to the Company in accordance with the terms of the LYONs Indenture. The Company assumed responsibility for nine percent of the LYONs equal to its pro rata share of the relative equity values of the Company and MII shortly prior to the Distribution. MII remains liable for any payments the Company fails to make on the Company's allocated portion. All payments made by the Company on the LYONs are deemed to have been made on account of MII's obligations to the holders of the LYONs. Sodexho is the guarantor of the obligations of the Company under the LYONs Allocation Agreement and the LYONs Indenture.

     Upon consummation of the Distribution, each LYON became convertible into
     2.19 shares of Company Common Stock (after giving effect to the Reverse Stock Split discussed in Note 12), 8.76 shares of MII Common Stock, and
     8.76 shares of MII Class A Common Stock.

     At the option of the holder, MII may be required to redeem each LYON on March 25, 1999, or March 25, 2006, for $603.71 or $810.36 per LYON,
     respectively. In such event, MII may elect to redeem the LYONs for cash, common stock, or any combination thereof.

     The LYONs are redeemable by the obligor at any time on or after March 25, 1999, for cash equal to the issue price plus accrued original issue discount. The Company's obligations under the LYONs are subordinated to both the Company's and MII's Senior Indebtedness.


10.  Employee Stock Plans and Deferred Compensation Plans
     ----------------------------------------------------

     The Company's 1998 Conversion Awards

     Under the Employee Benefits Allocation Agreement (see Note 8), the Company agreed to grant certain conversion awards (1998 Conversion Awards) denominated in shares of the Company's Common Stock to employees who remained as employees of the Company after the Distribution. The 1998 Conversion Awards replace all awards that such employees were granted under the predecessor plan which were outstanding on March 27, 1998. All 1998 Conversion Awards are subject to substantially the same terms and conditions as provided under the predecessor plan. Employees received conversion awards under the plan covering a total of approximately 2.9 million shares of the Company's Common Stock, after giving effect to the Reverse Stock Split.

     ICC Conversion Options

     As part of the Acquisition, the Company agreed to grant certain conversion options (ICC Conversion Options) denominated in shares of the Company's Common Stock to holders of options outstanding under the International Catering Corporation 1996 Stock Option Plan (ICC Plan) as of March 27, 1998. Each holder of an outstanding option under the ICC Plan had approximately 42% of that option settled in cash by Sodexho and was granted an ICC Conversion Option for the remaining 58% of the options. The ICC Conversion Option allows the holder to purchase such number of shares of the Company's Common Stock at such exercise price as would preserve the financial value of the original options. Each ICC Conversion Option is subject to substantially similar terms and conditions as provided in the recipient's corresponding award under the ICC Plan. Employees received ICC Conversion Options covering 361,655 shares of the Company's Common Stock, after giving effect to the Reverse Stock Split.

     Shares Available Under the SMS Comprehensive Stock Plans

     As of March 27, 1998, no shares are available for issuance under the SMS 1993 Stock Plan, other than the shares reserved for conversion awards. The SMS 1998 Stock Plan provides that no more than 10 million shares of SMS Common Stock are available for issuance of awards to cover the 1998 Conversion Awards, the ICC Conversion Options and future awards for the Company's employees.


11.  New Accounting Standards
     ------------------------

     On January 3, 1998, the Company adopted Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income," by presenting a consolidated statement of comprehensive income. The Company also adopted FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," as of January 3, 1998 and will present the necessary segment disclosures in its August 28, 1998 Form 10-K.


12.  Stockholders' Deficit/Equity
     ----------------------------

     As part of the Transactions, each stockholder of the Company retained its shares of common stock and, for each share of common stock held on the Special Meeting Record Date, was entitled to receive one share of common stock of MII and one share of Class A common stock of MII. Immediately after the Distribution on March 27, 1998, every four shares of the Company's common stock combined into one share of common stock pursuant to a one-for-four Reverse Stock Split. The accompanying financial statements have been restated to give retroactive effect to the Reverse Stock Split.

     The Company's charter authorizes the issuance of 300 million shares of common stock with a par value of $1, and 1 million shares of preferred stock, without par value. As of March 27, 1998, no shares of preferred stock had been issued.

     The Company issued to Sodexho approximately 48.3% of the shares of common stock, 29,949,925 shares, immediately after the Transactions in exchange for $304 million in cash and the business of Sodexho North America. See
     Note 3.

     Stockholders of the Company's common stock are entitled to one, noncumulative vote per share on all matters submitted to Stockholders. During the three-year period following the Distribution, any transfer or issuance of equity securities that would result in any stockholder having beneficial ownership of 50% or more of the outstanding equity securities is prohibited. The Company's common stock has no preferences or preemptive, conversion or exchange rights.


13.  Pro Forma Financial Data
     ------------------------

     Summarized below are unaudited pro forma consolidated results of operations of the Company for the twelve weeks ended March 27, 1998, and March 28, 1997, as if the Distribution, Acquisition, and Refinancing had occurred at the beginning of the respective periods (in millions, except per share amounts).

                                                   Twelve weeks ended
                                                -----------   -----------
                                                 March 27,     March 28,
                                                   1998          1997
                                                -----------   -----------
     SALES...................................     $  1,024      $    986
                                                  ========      ========

     INCOME BEFORE EXTRAORDINARY ITEM........     $      4      $      2
                                                  ========      ========

     NET INCOME..............................     $      4      $      2
                                                  ========      ========

     EARNINGS PER SHARE--NET INCOME
        BASIC................................     $    .07      $    .04
                                                  ========      ========
        DILUTED..............................     $    .07      $    .04
                                                  ========      ========

Item 2.  Management's Discussion and Analysis of Results of Operations and
--------------------------------------------------------------------------
         Financial Condition
         -------------------

RESULTS OF OPERATIONS

INTRODUCTION
------------

For all but the last day of the first quarter of 1998, the Company had been structured as two separate business segments: lodging and contract services. Contract services was further divided into three lines of business: MMS--food and facilities management, MSLS--senior living services, and MDS--distribution services.

On March 27, 1998, the last day of the first quarter of 1998, the Company completed the Distribution. These Distributed Operations collectively formed a new company named New Marriott MI, Inc., which was later renamed Marriott International, Inc. (MII). The lodging business has been presented as discontinued operations, under the requirements of APB Opinion No. 30. MSLS and MDS have not been presented as discontinued operations.

Immediately after the Distribution, the Company acquired Sodexho North America and Sodexho paid $304 million to the Company, in exchange for approximately 48.3% of the shares of the Company.

Simultaneously, the Company completed the cash tender offers and consent solicitations for the Company's outstanding Senior Notes and Guaranteed Notes. The Company also repaid its indebtedness outstanding under its revolving credit bank facility and repaid debt assumed in the Acquisition. The Refinancing was funded by new debt, in the form of $620 million of Guaranteed Debt, $500 million of Senior Term Debt, $115 million of Senior Revolving Debt and the $304 million cash contribution from Sodexho.

Following the discussion of historical results of operations, there is a discussion of pro forma results of operations based upon the information in
Note 13. The following discussion deals with the historical results of operations of the Company for the first quarter of 1998 and 1997, and separately addresses discontinued operations.

HISTORICAL RESULTS OF OPERATIONS
--------------------------------

Twelve Weeks Ended March 27, 1998 Compared to Twelve Weeks Ended March 28, 1997
-------------------------------------------------------------------------------

Continuing Operations - MMS
---------------------------

The Company reported a sales decrease of 4% from $1.15 billion to $1.11 billion. Excluding the reported sales of MSLS and MDS, which collectively decreased $27 million, or 8%, to $321 million, and the reported sales of $42 million of the United Kingdom operations sold in October 1997, sales rose $27 million, or 4%, to $790 million. This increase was driven by solid growth in Corporate Services, double-digit growth in School Services and growth in Education Services. Corporate Services continues to expand the use of the Company's Crossroads Cuisine concept, which has improved per check averages. School Services' results are favorable due to more operating days in this quarter due to the timing of spring break and Easter. Education Services' sales have grown due to new business and contractually allowed rate increases.

The Company reported an operating profit (before corporate expenses and interest) decrease of 28% from $46 million to $33 million. Excluding the reported operating profit of MSLS and MDS, which collectively decreased $9 million, or 64%, to $5 million, and the reported operating loss of the United Kingdom operations sold in October 1997, operating profit decreased $4 million, or 15%, to $28 million. This decrease was driven by $3 million of integration and restructuring costs which are discussed below. The remaining decrease of $1 million, attributable to the Company's on-going business, is due to the timing of expenses.

Continuing Operations--MSLS and MDS
-----------------------------------

MSLS reported higher sales, and solid profit growth in the 1998 first quarter, before the impact of a sale of 29 senior living communities in June 1997. Results were boosted by contributions from 20 senior living communities added since the beginning of 1997. Occupancy for comparable communities remained at 95% in the quarter.

MDS generated higher profits in the 1998 first quarter, despite lower sales. Profits improved considerably compared to 1997, as the Company completed the integration of a major restaurant customer.

Corporate Expenses and Interest
-------------------------------

Corporate expenses increased $10 million, or 37%, to $37 million, largely due to restructuring and integration costs of $7 million, and year 2000 software modification costs of $3 million.

Interest expense increased $6 million, or 32%, to $25 million, largely due to increased commercial paper outstanding used to finance the Company's second quarter 1997 acquisition of RHG partially offset by Host Marriott's assumption of $187 million of mortgage debt associated with the June 1997 sale of 29 senior living communities.

Interest income nearly doubled from $5 million to $9 million reflecting higher note receivable balances throughout the quarter.

Income Taxes
------------

The Company has utilized an effective tax rate of 44.5% on continuing operations for the first quarter of 1998 based upon its estimated effective tax rate for the eight month period ended August 28, 1998. This rate differs from the applicable statutory rate due primarily to non-deductible goodwill arising from the acquisition of Sodexho North America and tax credits related to Distributed Operations. For the first quarter of 1997, the effective tax rate was 39.0%.

Discontinued Operations--Lodging
--------------------------------

Lodging reported a 31% increase in operating profit, compared to a sales increase of 22% for the 1998 first quarter versus the 1997 first quarter. Results reflected room rate growth at U.S. hotels well in excess of inflation, the acquisition of Renaissance Hotel Group N.V. (RHG), contributions from new units, and expansion of the Company's vacation club resorts business. The lodging business' revenue per available room (REVPAR) grew by an average of 7% in the first quarter across all brands, and the average room rates for these properties rose nearly 9%. Occupancy in the 1998 quarter declined by more than one percentage point to 77%, primarily due to softness in the economy-lodging sector and at certain resort properties.

PRO FORMA - RESULTS OF OPERATIONS
---------------------------------

Twelve Weeks Ended March 27, 1998 Compared to Twelve Weeks Ended March 28, 1997
-------------------------------------------------------------------------------

Pro forma results of operations have been presented in both the forepart of this document and in Note 13 to the condensed consolidated financial statements.

Pro forma sales increased $38 million, or 4%, to $1.0 billion, and pro forma operating profit (before corporate expenses and interest) increased $4 million, or 9% to $48 million. This performance was driven by growth in the Corporate and Education sectors. Results were depressed by lower than expected profits in the health care sector, which were down slightly versus last year, reflecting the continuing financial pressures in the nation's health care industry.

Pro forma interest expense was assumed to be constant as the average debt balance assumed was the actual debt balance as of March 27, 1998. Pro forma corporate expenses increased $1 million, or 6%, to $17 million principally due to timing of expenses. The pro forma effective income tax rate decreased from 62.8% to 55.3% due to the decreasing proportion of the nondeductible goodwill and intangibles amortization expense relative to income before income taxes.


LIQUIDITY AND CAPITAL RESOURCES

Cash flow activity for the first quarter of 1998 reflected the impact of the Transactions, and resulted in a decrease in cash and cash equivalents of $236 million versus an increase in the first quarter of 1997 of $783 million.

Cash inflow from operating activities was $133 million for the first quarter of 1998, principally due to Discontinued Operations, which had a net cash inflow from operating activities of $131 million for the first quarter of 1998.

Cash outflow from investing activities of $649 million was driven by a net cash outflow of $478 million which resulted from the Distribution. Discontinued Operations had a net cash outflow from investing activities of $113 million first quarter of 1998. Capital expenditures were $63 million in the first quarter of 1998 versus $44 million in 1997. Capital requirements are minimal due to several factors, including low capital expenditures resulting from the fact that operations are generally conducted at client sites using client equipment, low fixed costs, and predictable cash flow from clients that has the effect of reducing or eliminating working capital needs. In addition, there is increasing market penetration by large participants due to their ability to provide (i) more cost-effective services as a result of economies of scale, (ii) a broader range of services than local and regional participants, and (iii) national and international coverage to large clients.

Financing activities resulted in a cash inflow of $280 million. Concurrent with the Distribution, the Company acquired Sodexho North America, pursuant to which Sodexho paid $304 million to the Company, in exchange for approximately 48.3% of the shares of the Company. As part of the Distribution, the Company and MII agreed that total indebtedness retained by the Company after the Distribution would equal $1.444 billion. As the Company's indebtedness totaled $1.698 billion after effecting the Distribution, MII paid the Company $254 million, which was used by the Company to repay debt. Therefore, the post-Distribution indebtedness retained by the Company totaled $1.444 billion, a portion of which was repaid with the $304 million received from Sodexho.

On March 27, 1998, the Company received $615 million and $620 million under the Secured Facility and Guaranteed Facility, respectively. The proceeds were used to purchase $713 million of the Company's publicly held debt, as described in
Note 5, and to repay its $950 million outstanding obligations under the Company's existing $1.5 billion credit facility, which was cancelled immediately after such repayment. Costs associated with the early extinguishment of debt was $71 million pretax, $43 million after tax.

The Secured Facility consists of a $235 million revolving credit facility and a $500 million six-year term loan facility. It bears interest at rates based on a bank prime rate (as defined), the Federal Fund rate, or LIBOR, payable in arrears quarterly. The Company is currently paying interest at 5.69% plus 1.125%. Of the revolving facility, up to $100 million may be used to cover letters of credit. As of March 27, 1998, the Company had outstanding letters of credit of $13 million. The facility is collateralized by liens on the inventory, accounts receivable, and stock of the principal subsidiaries of Sodexho Marriott Operations, Inc.

The Guaranteed Facility is a $620 million seven-year term loan. It bears interest at rates based on a bank prime rate, the Federal Fund rate, or LIBOR, payable in arrears quarterly. The Company is currently paying interest at 5.69 % plus .45%. Sodexho is the guarantor of the loan for a fee of .05% of the principal balance outstanding.

Additional credit facilities totaling about $8 million from the Canadian operations of both MMS and Sodexho remained in place.

The allocation of debt and other liabilities, including contingent liabilities, between the Company and MII reflects the economic arrangements reached, on an arm's length basis, among MII, the Company, and Sodexho in connection with the Transaction. Following the Transactions, the Company is substantially more leveraged. As of March 27, 1998, the Company's total borrowing availability was approximately $113 million.

The Company paid dividends of $11 million and $10 million during the first quarter of 1998 and 1997, respectively. The Company expects to pay quarterly dividends, subject to the restrictive covenants contained in its debt agreements limiting the payment of dividends. In general, these covenants will not permit the Company to pay dividends to stockholders (i) in an amount greater than 40% of the Company's net income (or 45% when the ratio of the Company's consolidated EBITDA (as defined in debt agreement) is less than 4 but not less than 3) and
(ii) prior to the fiscal quarter ended November 30, 1998. This restriction will no longer apply when such ratio is less than 3. The payment and amount of cash dividends is at the sole discretion of the Company's Board of Directors.

The Company expects that, principally due to the significant leverage of the Company following the Transactions, the Company's long-term unsecured debt ratings would be below investment grade. The Company's substantial indebtedness may limit its capacity to respond to market conditions or to meet its contractual or financial obligations. Furthermore, the ability of the Company to satisfy its obligations will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, including factors beyond the control of the Company. If the Company does not make required payments of interest and principal when due, certain debt could be accelerated and the lenders thereunder would be entitled to exercise their remedies, including foreclosing on collateral. These events, if they there were to occur, would have a material adverse effect on the Company.

In view of the increased leverage of the Company, any new financings and refinancings by the Company, if available at all, may be at higher interest rates and may contain terms significantly less advantageous than would have been available to the Company absent the Transactions. In addition, the Company's debt contains restrictive covenants and events of default, and requires grants of security and guarantees by subsidiaries of the Company, that will limit the Company's ability to incur additional debt and engage in other activities.
There can be no assurance that such restrictions will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company.

Management carefully monitors the actual cash flows on a daily basis, and continuously updates its cash flow forecast (which takes into account management's estimate of the impact of the seasonality of the Company's businesses). Management believes that it can address short-term liquidity needs, such as the payable due to affiliates for excess Adjusted Net Tangible Assets without experiencing a liquidity shortage.

FINANCIAL CONDITION

The balance sheets for March 27, 1998 and January 2, 1998 are not comparable due to the impact of the Transactions. The January 2, 1998 balance sheet contains the Retained Business and the Distributed Operations. The March 27, 1998 balance sheet contains the Retained Business and Sodexho North America.

There were no significant fluctuations between the balance sheets of the underlying Retained Business. The Acquisition resulted in additional goodwill and identifiable intangibles of $359 million. The Refinancing resulted in lower debt balances of approximately $300 million, primarily due to the cash payment of $304 million from Sodexho which was used by the Company to repay debt. The liability for convertible subordinated debt was reduced to $28 million to reflect the assumption of nine percent of the LYONs which is equal to the Company's pro rata share of the relative equity values of the Retained Business and the Distributed Operations prior to the Distribution.

As of March 27, 1998, the Company had a Stockholders' Deficit of $561 million.


OTHER INFORMATION

Year 2000
---------

The arrival of the next millennium presents challenges for all companies. The Company, like most businesses, must modify its computer software and replace some computer hardware so that its computer systems will function properly prior to, during, and beyond the year 2000. The Company has assembled a team to ensure that risk assessment, remediation plans, remediation, testing, and implementation are accomplished in a timely manner. The team has completed an inventory of the Company's computer software and hardware, and has completed the assessment, remediation and testing of some significant computer systems. The Company anticipates that it will complete the testing phase of its internally developed software by March 1999. The Company is contacting its major third party suppliers in an effort to obtain their certification of Year 2000 compliance or their plans for remediation. There can be no assurance that the systems of other parties upon which the Company's businesses also rely will be converted on a timely basis. The Company could be materially adversely affected by the failure of its systems and applications or those operated by other parties to properly address the Year 2000 issue.

Where the Company manages equipment for its clients and that equipment has embedded microprocessors, the Company expects that the upgrade and replacement costs will be borne by the clients.

Costs incurred during the first quarter of 1998 primarily relate to systems that support the distributed and discontinued operations. Management is in the process of finalizing its assessment of the cost of remediating the Company's systems and does not expect these costs to have a material impact on the Company's business, operations, or financial condition.

Integration and Restructuring
-----------------------------

Integration and restructuring actions, such as those taken in the current year and which may be taken in future years, reflect the Company's efforts to change in anticipation of marketplace trends. These actions are intended to integrate and realign resources for more effective and efficient execution of operating strategies. The anticipated cost savings are expected to be used to pay down debt and fund activities to enhance the Company's competitive position. The integration, now underway, resulted in charges totaling $3 million during the first quarter of 1998. The Company expects to incur approximately $33 million and $8 million in additional integration costs during the transition period and fiscal 1999, respectively. Restructuring actions totaling approximately $36 million were recorded in the first quarter of 1998, $7 million of which was recorded as a charge to operations.

When completed, these actions are expected to generate annual cost savings of approximately $60 million pretax. Two-thirds of these anticipated savings relate to greater purchasing economies, while the remaining one-third relates to the elimination of duplicate functions and facilities. Management believes that synergies will be achieved by the end of fiscal 2001.

Seasonality
-----------

In two of the sectors in which the Company operates, Education Services and Schools Services, there are predictable seasonal variations that result from the school year. Revenues and profits are typically higher in the fall and spring, and lower during the summer and winter holidays.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     There are no material legal proceedings pending against the Company.

Item 2.  Changes in Securities
------------------------------

     In connection with the Transactions that were completed on March 27, 1998, the Company amended its charter and bylaws, which amendments resulted in certain changes to the rights of holders of Common Stock of the Company. These changes were approved by the stockholders of the Company at the Special Meeting of Stockholders commenced on March 17, 1998 and adjourned to March 20, 1998 (the "Special Meeting"). For a summary of the material changes to the Company's charter and bylaws, see "Description of the SMS Capital Stock--Comparison of Stockholders' Rights Upon Amendment of the Company Charter and Company Bylaws" on pages 130 through 133 of the Definitive Proxy Statement (the "Proxy Statement") prepared for the Special Meeting. Such section of the Proxy Statement is incorporated by reference into this report.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

     None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     See Item 5(a) of the Company's report on Form 8-K filed on April 3, 1998 for information regarding the voting results of the matters considered by the Company's stockholders at the Special Meeting.

Item 5.  Other Information
--------------------------

     None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      Exhibit
        No.                   Descriptions
      -------    -----------------------------------------
        27       Financial Data Schedule of the Registrant

        99       Forward-Looking Statements

(b)   Reports on Form 8-K

      None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SODEXHO MARRIOTT SERVICES, INC.


                                /s/ Lawrence E. Hyatt
May 11, 1998                    -----------------------------------------------
                                Senior Vice President, Chief Financial Officer


                                /s/ Lota S. Zoth
                                -----------------------------------------------
                                Vice President, Chief Accounting Officer