Form 10-KT
period 1998-08-28
SODEXHO MARRIOTT SERVICES INC
filed 1998-11-23
CIK 905036

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [ ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                                       OR

     [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM JANUARY 3, 1998 TO AUGUST 28, 1998

                           Commission File No. 1-12188

                         SODEXHO MARRIOTT SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                           52-0936594
          ------------------------    ---------------------------------------
          (State of Incorporation)    (I.R.S. Employer Identification Number)


         9801 WASHINGTONIAN BOULEVARD, GAITHERSBURG, MARYLAND          20878
         ----------------------------------------------------         -------
               (Address of principal executive offices)              (Zip Code)

                                 (301) 987-4431
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

   TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------         -----------------------------------------
Common Stock, $1.00 par value                New York Stock Exchange
                                             Chicago Stock Exchange
                                             Pacific Stock Exchange
                                             Philadelphia Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of November 11, 1998, the number of shares of common stock outstanding was 62,097,388. The aggregate market value of shares of common stock held by non-affiliates at November 11, 1998 was $831,377,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended August 28, 1998 are incorporated by reference into Part III of this report.

Index to Exhibits is located on pages 63 through 66 of this report.

                         SODEXHO MARRIOTT SERVICES, INC.
                         TRANSITION REPORT ON FORM 10-K
        FOR THE TRANSITION PERIOD FROM JANUARY 3, 1998 TO AUGUST 28, 1998


                                TABLE OF CONTENTS


                                                                            PAGE


                                    INTRODUCTION

Overview and Glossary of Terms                                                2
Forward-Looking Statements                                                    4
Pro Forma Financial Information                                               5


                                    PART I

Item 1.           Business                                                   12
Item 2.           Properties                                                 18
Item 3.           Legal Proceedings                                          18
Item 4.           Submission of Matters to a Vote of Security Holders        18


                                    PART II

Item 5.           Market for the Company's Common Equity and Related
                    Shareholder Matters                                      19
Item 6.           Selected Historical Financial Data                         19
Item 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      21
Item 8.           Financial Statements and Supplementary Data                29
Item 9.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                      60


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant         60
Item 11.          Executive Compensation                                     60
Item 12.          Security Ownership of Certain Beneficial Owners
                    and Management                                           60
Item 13.          Certain Relationships and Related Transactions             60


                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K                                      63

                                  INTRODUCTION

OVERVIEW AND GLOSSARY OF TERMS

Sodexho Marriott Services, Inc. (the "Company") is the leading provider in North America of outsourced food and facilities management services to businesses, health care facilities, colleges and universities, and primary and secondary schools. Food services include food and beverage procurement, preparation and menu planning, as well as the operation and maintenance of food service and catering facilities, generally on a client's premises. Facilities management services include plant maintenance, energy management, grounds keeping, and housekeeping and custodial services.

The Company was formerly named Marriott International, Inc. Upon the consummation of the distribution of its lodging, senior living and distribution services businesses to existing shareholders (see "Distributed Operations" below), which occurred on March 27, 1998 (the last day of the first quarter of
1998), the Company then acquired the North American operations of Sodexho Alliance, S.A., and the combined operations were renamed Sodexho Marriott Services, Inc. The subsidiaries listed below represent the current direct subsidiaries of the Company. Each of these direct subsidiaries, in turn, has one or more subsidiaries.

-    Sodexho Marriott  Operations,  Inc. (a newly formed entity),  with two main
     operating  subsidiaries:  Sodexho  Marriott   Management,   Inc.
     (formerly  Marriott   Management Services  Corp.)  and  its subsidiaries,
     and International Catering Corporation and its subsidiaries;
-    Sodexho  Financiere du Canada (acquired in the Transactions  described in
     Note 1 to the Consolidated Financial Statements); and
- Sodexho Marriott Services Canada, Ltd. (formerly Marriott Corporation of Canada, Ltd.).

Sodexho Financiere du Canada and subsidiaries and International Catering Corporation and subsidiaries are collectively referred to as "Sodexho North America." Similarly, the former Marriott Corporation of Canada, Ltd. and subsidiaries and the former Marriott Management Services Corp. and subsidiaries are collectively referred to as "MMS."

THE TRANSACTIONS

As of March 27, 1998, the assets, liabilities and business operations of the Company changed substantially due to the Distribution to shareholders, the Acquisition of Sodexho North America and the Refinancing of debt (the "Transactions"). Below is an overview of the Transactions.

DISTRIBUTED OPERATIONS. On March 27, 1998, the Company distributed to its shareholders the lodging segment and two of the three lines of business in the contract services segment - Marriott Senior Living Services ("MSLS") and Marriott Distribution Services ("MDS"). The lodging, MSLS and MDS business are collectively referred to as the Distributed Operations. The third line of business in the contract services segment, MMS, has become the principal business of the Company. The lodging segment distributed to shareholders is presented as Discontinued Operations in the historical financial statements of the Company.

ACQUISITION. Immediately after the Distribution, on March 27, 1998, Sodexho transferred to the Company the operations of Sodexho North America having a fair market value of approximately $278 million, combined with a cash payment of $304 million in exchange for 29.9 million shares of the Company's common stock, after giving effect to the one-for-four reverse stock split. The purchase price includes approximately $3 million in transaction costs. As a result of the issuance of new shares of the Company's common stock to Sodexho in connection with the Acquisition, the shareholders who owned 100 percent of the Company immediately prior to the Distribution owned approximately 51% immediately thereafter.

THE REFINANCING. On March 27, 1998, the Company borrowed $615 million and $620 million under the Secured SMS Facility and Guaranteed SMS Facility, respectively (see Note 8 to the Consolidated Financial Statements). The proceeds were used to repurchase $713 million of the Company's $720 million publicly held debt and to repay its $950 million outstanding obligations under the Company's existing $1.5 billion credit facility, which was cancelled immediately after such repayment. Also, the Company repaid debt of $73 million assumed in the Acquisition. The $304 million received from Sodexho was used in conjunction with the debt proceeds to fund the debt repayments. The Company also received letters of credit for $13 million under the Secured SMS Facility on March 27, 1998. The Company's borrowing agreements contain various covenants, which, among other things, require the Company to meet certain financial ratios and tests.

Due to the extensive changes in the Company's business that resulted from the Transactions, the Company is providing the following glossary of significant terms used in this report for informational purposes. In certain places in this document, where deemed meaningful for the reader's understanding, these definitions may be repeated.

THE ACQUISITION. On March 27, 1998, the Company acquired Sodexho North America, and Sodexho paid the Company $304 million, in exchange for approximately 48% of the shares of the Company's common stock that were issued and outstanding immediately after the Transactions.

ADJUSTED NET TANGIBLE ASSETS. The amount by which stockholders' equity exceeds intangible assets with certain adjustments.

THE COMPANY. Sodexho Marriott Services, Inc. (together with its consolidated subsidiaries), formerly Marriott International, Inc.

DISCONTINUED OPERATIONS.  The Company's lodging business segment.

DISTRIBUTED OPERATIONS. The lodging, senior living services, and distribution services businesses taken collectively.

THE DISTRIBUTION. On March 27, 1998, the Company distributed the stock of New Marriott MI, Inc., which contained all of the assets and liabilities of the Company's lodging, senior living services, and distribution services businesses, to its shareholders in a tax-free transaction.

ICC. International Catering Corporation, and subsidiaries, combined with Sodexho Financiere du Canada and subsidiaries, collectively referred to as Sodexho North America.

MI. New Marriott MI, Inc. (together with its subsidiaries) was subsequently renamed Marriott International, Inc.

MDS. Marriott Distribution Services, the Company's distribution services business.

MMS. Marriott Management Services Corp., the remaining line of business in the contract services segment, consisting of food service and facilities management, which has become the principal business of the Company.

MMS- UK OPERATION. Marriott Management Services Corp.'s United Kingdom operations sold in October 1997 to a subsidiary of Sodexho Alliance, S.A. in anticipation of the Transactions.

MSLS. Marriott Senior Living Services, the Company's senior living services business.

NEW MARRIOTT MI, INC. Subsequently renamed Marriott International, Inc. ("MI"), conducts business in the lodging segment, MDS and MSLS.

OTHER CONTRACT SERVICES. MDS and MSLS, which for the first quarter of the 1998 Transition Period and prior fiscal years were part of the Company's continuing operations.

I&R COSTS.  Integration and Restructuring costs related to the Transactions.

THE REFINANCING. On March 27, 1998, the Company and its indirect subsidiary, RHG Finance Corporation, tendered for a total of $720 million principal amount of their respective outstanding publicly held debt. In addition, the Company refinanced its commercial paper and indebtedness outstanding under its revolving credit facility, which totaled $950 million on March 27, 1998.

RETAINED BUSINESS. All operations not distributed.

REVERSE STOCK SPLIT. On March 27, 1998, the Company's common stock underwent a one-for-four reverse stock split.

SODEXHO. Sodexho Alliance, S.A., a worldwide food and management services organization headquartered in France and a 48% shareholder of the Company.

SODEXHO NORTH AMERICA. Sodexho Financiere du Canada and subsidiaries, and International Catering Corporation and subsidiaries (also known as Sodexho USA) taken collectively.

STUB PERIOD. The 22-week period beginning March 27, 1998, the date of the Transactions, and ending on August 28, 1998.

THE TRANSACTIONS. The Distribution, Acquisition, and Refinancing taken collectively.

TRANSITION PERIOD. On April 15, 1998, the Board of Directors of the Company approved the change of the fiscal year of the Company to the Friday nearest to August 31 of each year. Prior to this change in fiscal year, the Company's fiscal year ended on the Friday nearest to December 31 of each year. Thus, the 1998 fiscal year, which began on January 3, 1998, will end on August 28, 1998, and is considered the Transition Period. The 1999 fiscal year, to begin on August 29, 1998, will end on September 3, 1999, and will include 53 weeks.

TRANSITION REPORT. The Company's Transition Report on Form 10-K for the 34-week period ended August 28, 1998.


FORWARD-LOOKING STATEMENTS

This report by the Company contains forward-looking statements within the meaning of the federal securities laws. These statements are based on the Company's current expectations and relate to anticipated future events that are not historical facts, such as the Company's business strategies and their intended results.

The forward-looking statements included in this report are subject to numerous risks and uncertainties that could cause the Company's future activities and results of operations to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties, which are further discussed in Management's Discussion and Analysis of Results of Operations and Financial Condition and other parts of this report, include: (i) the ability of the Company to adapt to recent changes in its corporate structure related to the Transactions, (ii) the potential adverse impact of the Company's substantial indebtedness, (iii) competition in the food services and facilities management industries, (iv) the effects of general economic conditions, (v) the ability of the Company to retain clients and obtain new clients on satisfactory terms in light of the Transactions, (vi) the ability of the Company to remedy any computer-related issues that may result from the advent of the Year 2000, and other factors described from time to time in the Company's filings with the Securities and Exchange Commission including those set forth in Exhibit 99 filed herein.

As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by, or on behalf of, the Company. The Company assumes no obligation to update any forward-looking statements.

PRO FORMA FINANCIAL INFORMATION

As of March 27, 1998, the assets, liabilities and business operations of the Company changed substantially due to the Transactions described fully in Notes 2, 3 and 4 to the Consolidated Financial Statements. As a result of these changes, there are substantial differences in the comparability of the Company's historical operating results presented in Parts I and II of this document and the Company's ongoing operations. To assist readers in understanding the present operations of the Company, management believes it is meaningful and relevant to set forth in this report not only the actual results of operations for the thirty-four weeks ended August 28, 1998 and the historical fiscal years 1997, 1996 and 1995 presented in Item 8 of this report, but also the pro forma operating results and cash flow for the full fiscal years ended August 28, 1998, August 29, 1997 and August 30, 1996, as well as the pro forma balance sheet as of August 28, 1998. The pro forma operating results were prepared as if the Transactions occurred at the beginning of each period. Therefore, the pro forma operating results only include the Company's Retained Business and the acquired operations of Sodexho North America.

Pro forma sales presented include the combined actual sales of the food and facilities management services business of MMS and Sodexho North America. Pro forma corporate expenses include the combined corporate overhead of both businesses. No synergies are assumed, and integration and restructuring charges of $31.1 million incurred in fiscal 1998 are excluded. However, an estimate of $6.4 million in annual costs were included on a pro rata basis in all periods presented until the date of the Transaction, representing incremental costs to operate the Company as a separate public entity. After March 27, 1998, had the Company fully completed the consolidation of the MMS and Sodexho North America processing systems and related hiring of certain personnel, additional costs of approximately $5 million pretax would have been incurred during the 22 week Stub Period. Pro forma net income reflects approximately $15.9 million of amortization expense for each year for the intangible assets related to the Acquisition.

Pro forma interest expense, net, represents the estimated costs as if the Refinancing and the interest rate agreements had been in place on the first day of all periods presented. Effective income tax rates of 48%, 54%, and 72% were used for fiscal years 1998, 1997, and 1996, respectively. Pro forma results do not include any extraordinary charges related to the Refinancing, the loss in 1997 from the sale of MMS- UK operations to Sodexho or any operating results from the MMS- UK operations prior to its sale.

Pro forma basic earnings per share were calculated on a base of 61.9 million shares for 1998, 1997 and 1996, which represents the number of shares outstanding on August 28, 1998. Pro forma diluted earnings per share were calculated on a base of 62.5 million, 62.5 million, and 62.3 million shares for 1998, 1997 and 1996, respectively. The dilutive shares are the result of the Company's convertible debt, stock option plans and deferred stock incentive plans.

Also included in this pro forma financial information section are the results of operations for the 22 weeks Stub Period ended August 28, 1998. This period is from the date of the Transactions (March 27, 1998) to the end of the Transition Period (August 28, 1998). The stub period in addition to the Company's first quarter of 1998 (12 weeks ended March 27, 1998) represent the cumulative 34-week Transition Period presented in Item 8 of this report.

PRO FORMA UNAUDITED CONDENSED STATEMENT OF INCOME BY SEGMENT
FOR FISCAL YEARS ENDED AUGUST 28, 1998, AUGUST 29, 1997 AND AUGUST 30, 1996 ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                     1998               1997                1996
                                                               ------------------ ------------------ -------------------
                                                                  (52 WEEKS)         (52 WEEKS)          (53 WEEKS)
SALES
         Corporate Services                                              $1,336             $1,243              $1,203
         Health Care                                                      1,277              1,249               1,191
         Education                                                        1,150              1,083               1,046
         Schools                                                            333                302                 260
         Canada                                                             145                153                 157
         Laundries/Other                                                     65                 59                  58
                                                               ------------------ ------------------ -------------------
TOTAL SALES                                                               4,306              4,089               3,915

OPERATING COSTS AND EXPENSES
         Corporate Services                                               1,261              1,175               1,145
         Health Care                                                      1,182              1,156               1,101
         Education                                                        1,085              1,028                 992
         Schools                                                            317                288                 250
         Canada                                                             140                149                 153
         Laundries/Other                                                     61                 56                  56
                                                               ------------------ ------------------ -------------------
TOTAL OPERATING COSTS AND EXPENSES                                        4,046              3,852               3,697
                                                               ------------------ ------------------ -------------------

OPERATING PROFIT BEFORE
   CORPORATE ITEMS
         Corporate Services                                                  75                 68                  58
         Health Care                                                         95                 93                  90
         Education                                                           65                 55                  54
         Schools                                                             16                 14                  10
         Canada                                                               5                  4                   4
         Laundries/Other                                                      4                  3                   2
                                                               ------------------ ------------------ -------------------
TOTAL OPERATING PROFIT                                                      260                237                 218
                                                               ------------------ ------------------ -------------------

CORPORATE ITEMS:
  Amortization of Intangible Assets                                         (37)               (38)                (39)
  Corporate Expenses                                                        (73)               (74)                (75)
  Interest Expense, Net                                                     (87)               (87)                (87)
                                                               ------------------ ------------------ -------------------

INCOME BEFORE INCOME TAXES                                                   63                 38                  17

Provision for Income Taxes                                                  (30)               (20)                (12)
                                                               ------------------ ------------------ -------------------

PRO FORMA NET INCOME                                                      $  33             $   18               $   5
                                                               ================== ================== ===================

                                                               ------------------ ------------------ -------------------
PRO FORMA BASIC EARNINGS PER SHARE                                        $0.53              $0.28               $0.08
                                                               ================== ================== ===================

                                                               ------------------ ------------------ -------------------
PRO FORMA DILUTED EARNINGS PER SHARE                                      $0.52              $0.28               $0.08
                                                               ================== ================== ===================

DISCUSSION OF PRO FORMA 1998 COMPARED WITH PRO FORMA 1997 RESULTS OF OPERATIONS

Total sales for 1998 were $4.3 billion, an increase of $217 million, or 5.3%, over $4.1 billion for 1997. This growth was mostly attributable to solid performance in the Corporate Services and Education divisions. Increases in the Corporate Services and Education divisions were the result of high retention of existing clients (approximately 95% for 1998), in addition to strong new sales growth between the years. Corporate Services division's sales were also favorably impacted by the continued implementation of the Crossroads Cuisines retail strategy. Lower growth in the Health Care division in 1998 was mostly the result of the challenging environment for the healthcare industry in 1998, including decreased government reimbursements, consolidation in the industry and several bankruptcies of health care institutions. Despite these challenges, the Health Care division increased sales by $28 million, or 2.2%, over the prior year. Management believes that these challenges present an opportunity for the Company to gain new business, as client organizations are likely to seek cost-effective outsourcing solutions. The Schools, Canada and Laundries/Other divisions' sales collectively totaled $543 million for 1998, an increase of $29 million, or 5.6%, over the $514 million in aggregate sales for 1997.

Operating profit before corporate items (corporate expenses, interest expense, and amortization of intangible assets) totaled $260 million for 1998, an increase of $23 million, or 9.7%, over the $237 million in operating profit for 1997. This increase was driven by solid sales growth in the Corporate Services and Education divisions in 1998. Operating margins, particularly in the Education division, improved as the result of efficiencies in labor costs and increased efficiencies in the procurement of food-related products gained during the year. Operating profit in the Schools, Canada and Laundries/Other divisions collectively totaled $25 million in 1998, an increase of $4 million or 19% over 1997. This double-digit increase was driven by strong growth in new business in the Schools division.

Corporate expenses in 1998 were about even with the prior year, reflecting the elimination of certain positions after the Transactions and the timing of filling certain employee positions. Had the Company fully completed the consolidation of the MMS and Sodexho North America processing systems and related hiring of certain personnel, additional costs of approximately $5 million pretax would have been incurred during the 22 week Stub Period. Total operating costs, corporate expenses and amortization of intangible assets represent, in the aggregate, 96.5% of total sales for the year, compared with 1997's ratio of 96.9%. The Company anticipates this margin will continue to improve in the periods ahead, as the Company continues the integration of the MMS and Sodexho North America operations resulting in savings realized from purchasing and administrative actions. These savings are anticipated to reach $60 million annually by fiscal year 2001.

The growth in operating profit combined with relatively flat corporate items contributed to an increase in pretax income of $25 million, or 66%, to $63 million for 1998. The effective tax rate for 1998 was 48%, a decrease from 54% for 1997, mostly due to the proportion of nondeductible intangible amortization expense in relation to total operating profit between the years. Net income almost doubled in 1998 to $33 million, or $0.52 per diluted share, compared with $18 million, or $0.28 per diluted share for 1997.


DISCUSSION OF PRO FORMA 1997 COMPARED WITH PRO FORMA 1996 RESULTS OF OPERATIONS

Total sales for 1997 were $4.1 billion, an increase of $174 million, or 4.4%, compared with $3.9 billion for 1996. This growth was mostly attributable to double-digit sales growth in the Schools division and solid performance in the Health Care division. New sales fueled the increase in the Schools division, while sales of additional services and retention in the 95% range contributed to the Health Care division's growth. The Schools, Canada and Laundries/Other divisions sales, in the aggregate, totaled $514 million for 1997, an increase of $39 million, or 8.2%, over the $475 million of aggregate sales for 1996.

Operating profit before corporate items totaled $237 million for 1997, an increase of $19 million, or 8.7%, over the $218 million in operating profit for 1996. This growth was driven by increased operating profit in the Corporate Services division, led by the continued implementation of the Crossroads Cuisines retail strategy, which increased the average check size. Also, the Corporate Services division experienced a significant improvement in its operating margins due to the alignment of its retail strategies. However, operating profit growth in the Schools and Health Care divisions was hampered by start-up costs associated with their respective new sales levels. Operating profit in the Schools, Canada and Laundries/Other divisions totaled $21 million in 1997, an increase of $5 million or over 31% when compared with 1996.

DISCUSSION OF PRO FORMA 1997 COMPARED WITH PRO FORMA 1996 RESULTS OF OPERATIONS,
 CONTINUED

Corporate items remained flat during 1997. Total operating costs, corporate expenses and amortization of intangible assets were $4.0 billion for 1997, or 96.9% of total sales, compared with 97.3% in 1996.

The growth in operating profit combined with the flat corporate items resulted in an increase in pretax income of $21 million, or more than double 1996's pretax income to $38 million for 1997. The effective tax rate for 1997 was 54%, a substantial decrease from 72% for 1996, mostly due to the proportion of nondeductible intangible amortization expense in relation to total operating profit between the years. Net income tripled in 1997 to $18 million, or $0.28 per diluted share, compared with $5 million, or $0.08 per diluted share for 1996.


DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES

After the Distribution, the Company has been focused on the integration of the former MMS and Sodexho North America operations, capitalizing on its combined market presence as well as focusing on attracting new accounts and enhancing services to sustain growth. The Company is substantially more leveraged on a relative basis than the Company was prior to the Distribution. The Company anticipates that it would have long-term unsecured debt ratings, if obtained, below investment grade based on its pro forma financial statements. The debt resulting from the Refinancing contains restrictive covenants and requires grants of security and guarantees by subsidiaries of the Company, which limit the Company's ability to incur additional debt and engage in certain other activities. Additionally, these debt covenants limit the Company's ability to pay dividends.

The Company funds its capital requirements with a combination of existing cash balances and operating cash flow. As of August 28, 1998, the Company had a $235 million revolving credit facility available at an interest rate of 6.82% to provide funds for liquidity, seasonal borrowing needs and other general corporate purposes. At August 28, 1998, $25 million of this facility was outstanding, while an additional $26 million of this revolving credit facility was utilized by letters of credit outstanding, principally related to insurance programs. The Company believes that cash flow generated from operations and current cash balances will be adequate to finance ongoing capital needs, as well as meet debt service requirements. The Company's debt agreements do not restrict the Company's ability to fund its planned growth initiatives from operating cash flow and existing credit facilities.

Prior to the Transactions, Company had paid regular quarterly dividends. The Company may pay quarterly dividends in the future, subject to the restrictive covenants contained in the Company's credit facility agreements related to the Refinancing and other relevant considerations. In general, the restrictive covenants do not permit the Company to pay dividends to shareholders in an amount greater than 40 percent of the Company's net income, or 45 percent when the ratio of the Company's consolidated debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio ("EBITDA", as defined in the documentation for the credit facility agreements) is less than 4 but not less than 3. This restriction will no longer apply when such ratio is less than 3. The payment and amount of cash dividends on the Company's common stock will be subject to the sole discretion of the Company's Board, which will review the Company's dividend policy at such times as may be deemed appropriate. The Board will closely monitor the results of the Company's operations, capital requirements, and other considerations to determine the dividend to be declared in future periods.

The Company is required to make quarterly cash interest payments on its term facilities, as well as scheduled principal repayments on its Senior Secured Credit Facility (as detailed in Note 8 to Consolidated Financial Statements). Annual interest expense is estimated to be approximately $90 million based on August 28, 1998 debt balances, with scheduled principal repayments amounting to approximately: $70 million in 1999; $80 million in 2000; $80 million in 2001; $90 million in 2002; $115 million in 2003 and $65 million in 2004.

CONSOLIDATED CONDENSED BALANCE SHEET
AUGUST 28, 1998
($ IN MILLIONS)

                                                                                     AUGUST 28,
                                                                                        1998
                                                                                  ------------------

                           ASSETS
Current assets
     Cash and equivalents                                                                  $    79
     Accounts and notes receivable                                                             374
     Inventories                                                                                54
     Other                                                                                      98
                                                                                  ------------------
            Total current assets                                                               605
                                                                                  ------------------

Property and equipment, net                                                                     82
Intangible assets                                                                              573
Other                                                                                           81
                                                                                  ------------------
                                                                                            $1,341
                                                                                  ==================

            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Current portion of long-term debt                                                     $    96
     Accounts payable                                                                          222
     Other current liabilities                                                                 377
                                                                                  ------------------
             Total current liabilities                                                         695

Long-term debt                                                                               1,062
Other long-term liabilities                                                                    110
Convertible subordinated debt                                                                   29

Stockholders' deficit
     Preferred stock, no par value, 1 million shares
       authorized; no shares issued                                                              -
     Common stock, $1 par value; 300 million shares
       authorized, 62 million shares issued and outstanding                                     62
     Additional paid-in capital                                                              1,322
     Accumulated deficit                                                                    (1,946)
     Accumulated other comprehensive income                                                      7
                                                                                  ------------------
             Total stockholders' deficit                                                      (555)
                                                                                  ------------------
             Total liabilities and stockholders' deficit                                    $1,341
                                                                                  ==================

DISCUSSION OF PRO FORMA CASH FLOW

CASH FLOW FROM OPERATING ACTIVITIES

The Company's cash flow from operations is affected by a predictable seasonal pattern. Cash flow from operations is strongest during the fall and spring, as the demand for services fluctuates in the Education and Schools divisions.

Cash flow from operations, before the impact of changes in working capital, was $115 million in 1998, $102 million in 1997 and $94 million in 1996. The increase in the adjusted operating cash flow in 1998 was mostly the result of higher net income in 1998 when compared with 1997. Working capital, defined as the net of current assets and current liabilities, is favorable to the Company when current liabilities exceed current assets. This negative working capital position is primarily the result of the timing of cash payments in relationship to the timing of cash received. The Company anticipates it will continue to have a negative working capital position in future periods.

CASH FLOW FROM INVESTING ACTIVITIES

The Company invests cash primarily for capital expenditures related to new or existing client relationships. Total capital expenditures were $60 million, $57 million and $58 million for fiscal years 1998, 1997 and 1996, respectively. The Company anticipates expending $60 to $65 million for capital investments for fiscal 1999. In addition, the Company intends to make, from time to time, investments for business acquisitions.

CASH FLOW FROM FINANCING ACTIVITIES

The Company's net cash provided by financing activities reflects the Company's management of its long-term liabilities, in addition to the Company's receipt of funds from stock sales, as part of the Company's overall management of its cost of capital. Pro forma cash flow from financing activities represent cash flow as if the Refinancing had been in place on the first day of all periods presented. Net cash provided by financing activities in 1998 totaled $49 million. Other cash provided by financing activities totaled $106 million, reflecting the transfer of insurance-related liabilities from MI, and was partially offset by repayments of long-term debt totaling $57 million in 1998. Net cash provided by financing activity was unchanged for 1997, while cash provided by financing activity totaled $8 million for 1996.

PRO FORMA UNAUDITED CONDENSED CASH FLOW
FOR THE FISCAL YEARS ENDED 1998, 1997 AND 1996
($ IN MILLIONS)

                                                                     YEAR ENDED          YEAR ENDED         YEAR ENDED
                                                                     AUGUST 28,          AUGUST 29,         AUGUST 30,
                                                                        1998                1997               1996
                                                                  ------------------ ------------------- ------------------
                                                                     (52 WEEKS)          (52 WEEKS)         (53 WEEKS)
CASH PROVIDED BY OPERATING ACTIVITIES
-------------------------------------
Net income                                                                $     33             $    18            $     5
Adjust to reconcile net income to net cash:
   Depreciation expense                                                         45                  46                 50
   Amortization of intangible assets                                            37                  38                 39
   Net changes in certain working capital items                                (39)                (12)               (31)
                                                                  ------------------ ------------------- ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       76                  90                 63
                                                                  ------------------ ------------------- ------------------

CASH FLOW FROM INVESTING ACTIVITIES
-----------------------------------
Capital expenditures                                                           (60)                (57)               (58)
Other                                                                          (27)                (30)               (17)
                                                                  ------------------ ------------------- ------------------
NET CASH USED IN INVESTING ACTIVITIES                                          (87)                (87)               (75)
                                                                  ------------------ ------------------- ------------------

CASH FLOW FROM FINANCING ACTIVITIES
-----------------------------------
Repayments of long-term debt                                                   (57)                  -                  -
Other                                                                          106                   -                  8
                                                                  ------------------ ------------------- ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       49                   -                  8
                                                                  ------------------ ------------------- ------------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                        $     38             $     3            $    (4)
                                                                  ================== =================== ==================

PRO FORMA RESULTS OF OPERATIONS FOR THE 22 WEEKS ENDED AUGUST 1998 AND 1997

Set forth below are the pro forma financial results of operations for the 22 weeks Stub Period ended August 28, 1998. The Stub Period and the Company's first quarter of 1998 (12 weeks ended March 27, 1998) together represent the cumulative 34-week Transition Period. The 13 weeks ended August 1998 reflect the Company's new fiscal fourth quarter.

PRO FORMA UNAUDITED RESULTS OF OPERATIONS
($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                    9 weeks ended           13 weeks ended            22 weeks ended
                                               ------------------------ ------------------------ -------------------------
                                                May 29,      May 30,    August 28,   August 29,  August 28,   August 29,
                                                  1998        1997         1998         1997        1998         1997
                                               ----------- ------------ ------------ ----------- ------------ ------------

SALES                                            $   782      $   743       $  935      $  887       $1,717      $ 1,630

OPERATING COSTS AND EXPENSES                         726          697          905         850        1,631        1,547
                                               ----------- ------------ ------------ ----------- ------------ ------------

OPERATING PROFIT BEFORE
 CORPORATE ITEMS                                      56           46           30          37           86           83
Amortization of intangible assets                     (6)          (6)          (9)         (9)         (15)         (15)
Corporate expenses                                    (9)         (14)         (14)        (22)         (23)         (36)
Interest expense, net                                (16)         (15)         (22)        (22)         (38)         (37)
                                               ----------- ------------ ------------ ----------- ------------ ------------

   INCOME (LOSS) BEFORE INCOME TAXES                  25           11          (15)        (16)          10           (5)
Provision (benefit) for income taxes                 (12)          (6)           7           9           (5)           3
                                               ----------- ------------ ------------ ----------- ------------ ------------

   PRO FORMA NET INCOME (LOSS)                   $    13      $     5       $   (8)     $   (7)      $    5      $    (2)
                                               =========== ============ ============ =========== ============ ============

PRO FORMA EARNINGS PER SHARE:
   Basic                                         $  0.20      $  0.08       $(0.12)     $(0.12)      $ 0.08      $ (0.04)
                                               ----------- ------------ ------------ ----------- ------------ ------------
   Diluted                                       $  0.20      $  0.08       $(0.12)     $(0.12)      $ 0.08      $ (0.04)
                                               =========== ============ ============ =========== ============ ============

Pro forma sales for the 22 week periods ended August 28, 1998, and August 29, 1997 include the combined actual sales of the food and facilities management services business of MMS and Sodexho North America. Pro forma corporate expenses include the combined corporate overhead of both businesses. No synergies are assumed and integration and restructuring costs totaling $22 million are excluded from the 1998 periods presented. However, an estimate of $2.7 million was included for 1997 representing incremental costs to operate as a separate public company. In addition, had the Company fully completed the consolidation of the MMS and Sodexho North America processing systems and related hiring of certain personnel, additional costs of approximately $5 million pretax would have been incurred during the 1998 22 week Stub Period.

Pro forma sales for the quarters ended August 28, 1998, and 1997 include the combined actual sales of the food and facilities management services business of MMS and Sodexho North America. Pro forma corporate expenses include the combined corporate overhead of both businesses. No synergies are assumed and integration and restructuring costs totaling $14 million have been excluded from the 1998 periods presented. However, an estimate of $1.6 million was included for 1997 representing incremental costs to operate as a separate public company. In addition, had the Company fully completed the consolidation of the MMS and Sodexho North America processing systems and related hiring of certain personnel, additional costs of approximately $3 million pretax would have been incurred during the 1998 22 week Stub Period.

Pro forma amortization of intangible assets and interest expense for all periods represent the estimated costs as if the Transactions had occurred on the first day of all periods presented.

                                     PART I

ITEM 1.           BUSINESS

GENERAL

The Company is the leading provider in North America of outsourced food and facilities management services to businesses, health care facilities, colleges and universities, primary and secondary schools and other clients. Food services include food and beverage procurement, preparation and menu planning, as well as the operation and maintenance of food service and catering facilities, generally on a client's premises. Facilities management services include plant operations and maintenance, energy management, grounds keeping, and housekeeping and custodial services.

The Company was formerly named Marriott International, Inc. Upon consummation of the Distribution, Acquisition, and Refinancing (the "Transactions"), which occurred on March 27, 1998 (the last day of the first quarter of 1998), Marriott International, Inc. was renamed Sodexho Marriott Services, Inc. As of March 27, 1998, the principal business of the Company changed from lodging and contract services to food and facilities management services. This change was the result of the Distribution and the Acquisition. In connection with the Distribution and Acquisition, the Company refinanced its debt. The Transactions are explained in more detail below and in the Company's Notes 2, 3 and 4 of the Consolidated Financial Statements included in this report. Due to the extensive changes in the Company's business that resulted from the Transactions, the Company is providing for informational purposes the following description of its business as it now exists.

INDUSTRY AND MARKETPLACE

The food and facilities management services industry is rapidly changing. Major industry dynamics are:

          -   Stable industry revenues from an existing client base.
          - Continued growth in the outsourcing of food service and facilities management as a result of: focus by customers on core competencies and outsourcing of their non-core services, general economic growth, and increasing cost pressures.
          - Increasing market penetration by large, well-capitalized participants due to their ability to provide more cost-effective services as a result of economies of scale, a broader range of services than local and regional participants, and national and international coverage to large clients.
          - An increase in the retail orientation of contract catering due to the proliferation of alternative retail outlets, including quick serve restaurants.
          - Strong industry dynamics towards a "one-stop shopping" alternative for all outsourcing needs, including food service and facilities management.
          - Minimal capital requirements due to several factors, including low capital expenditures because operations are generally conducted at client sites using client equipment; low fixed costs, permitting rapid response to market conditions; and predictable cash flow from client payments, reducing or eliminating working capital needs.

MARKET POSITION

The Company has its origins in two well-established food service providers, MMS and Sodexho North America. The Company is the market leader in the North American contract food services industry, which the Company's management believes is generally underpenetrated by large contractors. Market leadership makes the Company well positioned to grow faster than the overall market. The Company has a unique opportunity to leverage its position as the market leader in food service by cross-selling its facilities management services to existing food-service-only clients. Management of the Company believes that the facilities management industry remains even more underpenetrated by large contractors than the contract food services industry.

ITEM 1.           BUSINESS, CONTINUED

The Company operates primarily in four business segments as discussed below (also see Note 14 to the Consolidated Financial Statements):

         CORPORATE SERVICES. Although the market for food service in business and industry is relatively highly penetrated, customers are responding favorably to the growth in retail orientation by food service contractors. The market for multi-service national providers (food and facilities) is growing as large corporations are moving toward outsourcing all of their non-core services on a multi-site and multi-service basis. This represents an opportunity to leverage from food contracting to the less developed facilities management market. The government market is expected to increase as federal departments and agencies implement large-scale outsourcing of non-core functions. The Corporate Services segment represents approximately 38% of the Company's current revenues.

         HEALTH CARE. The health care industry continues its transformation from a fee-for-service to a managed care and capitated rate environment. This market dynamic has shifted the risk and burden of cost control from insurance providers to the health care institutions themselves, forcing them to focus not only on the cost component of clinical care, but also on the cost of all services including food and facilities management. These cost pressures are driving the trend toward consolidation of health care institutions and guaranteed cost contracts for hospital services, and have contributed to several institutional bankruptcies. While management of the Company recognizes the challenges of these trends, it also believes that the health care market remains significantly underpenetrated. The Health Care segment represents approximately 28% of the Company's current revenues.

         EDUCATION. The campus dining marketplace, principally in colleges and universities, continues to shift from residential board plans to more retail-oriented operations driven by (i) the growing proportion of non-resident day and evening students on campuses, (ii) the taste and service preferences of today's young consumers and (iii) colleges' and universities' desire to provide their students with greater flexibility. Traditional straight-line cafeterias are being replaced by scatter systems and food courts. These trends, coupled with cost pressures, are causing public and private institutions to consider outsourcing as a viable choice. The Education segment represents approximately 18% of the Company's current revenues.

         SCHOOLS. The current fiscal climate is forcing school districts (kindergarten through Grade 12) to minimize costs while improving the performance of non-instructional areas. Over the last several years, 150-200 school systems per year have decided to begin outsourcing their food services. Also, new federal regulations require that school meals meet more stringent food specifications and production techniques to comply with "Nutrient Standards" guidelines. Some school districts may turn to contractors to help comply with these guidelines. The Schools segment represents approximately 9% of the Company's current revenues.

The Company also operates two additional segments-- Canada and Laundry Services. These two segments collectively represent approximately 7% of the Company's current revenues.

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

Many educational institutions, health care providers and businesses consider cost to be an important factor when selecting companies to provide food and facilities management services. The Company expects to continue being a successful low-cost services provider due to its (i) significant purchasing economies of scale for food service and facilities management supplies, (ii) sophisticated site labor management controls, (iii) low administrative overhead and (iv) strong information and accounting systems which allow the Company's management and clients to monitor costs closely.

Clients also consider the quality of food and facilities management services to be an important factor in addition to price. Accordingly, the Company's ability to maintain a level of quality in keeping with client expectations will continue to be an important competitive factor.

ITEM 1.           BUSINESS, CONTINUED


THE TRANSACTIONS

DISTRIBUTED OPERATIONS. On March 27, 1998, the Company distributed to its shareholders, on a pro rata basis, all outstanding shares of New Marriott MI, Inc., a wholly owned subsidiary of the Company, in a tax-free distribution (the "Distribution"). New Marriott MI, Inc., subsequently renamed Marriott International, Inc. (together with subsidiaries, "MI") conducts business in the lodging segment and in two of the three lines of business previously in the Company's contract services segment - MSLS and MDS. The lodging, MSLS and MDS business are collectively referred to as the Distributed Operations. The third line of business in the contract services segment, MMS, is now the principal business of the Company.

ACQUISITION. Immediately after the Distribution, on March 27, 1998, Sodexho transferred to the Company the operations of Sodexho North America having a fair market value of approximately $278 million, and simultaneously made a cash payment of $304 million in exchange for 29.9 million shares of the Company's common stock, after giving effect to the one-for-four reverse stock split, as detailed in Note 9 to the Consolidated Financial Statements. The purchase price included approximately $3 million in transaction costs. As a result of the issuance of new shares of the Company's common stock to Sodexho in connection with the Acquisition, the shareholders who owned 100 percent of the Company immediately prior to the Distribution owned approximately 51% immediately thereafter.

The Acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the fair market value of assets acquired and liabilities assumed as follows:

                                                                                        ($ in millions)
                                                                                        -----------------
                     Current assets                                                            $    142
                     Other assets                                                                    52
                     Customer relationships                                                         120
                     Current liabilities                                                           (137)
                     Payable to Sodexho for excess net tangible assets                              (18)
                     Other liabilities                                                              (37)
                     Debt                                                                           (73)
                     Deferred taxes, net                                                             (9)
                     Goodwill                                                                       238
                                                                                        -----------------

                               Subtotal                                                             278
                     Cash contributed to the Company                                                304
                                                                                        -----------------

                               Total purchase price                                            $    582
                                                                                        =================


Immediately after the Acquisition, the Company refinanced the $73 million of debt assumed, as discussed in Note 8 to the Consolidated Financial Statements.

REFINANCING. On March 27, 1998, the Company borrowed $615 million and $620 million under the Secured Facility and Guaranteed Facility, respectively, both of which are described below. The proceeds were used to repurchase $713 million of the Company's publicly held debt, as discussed in the following paragraph, and to repay its $950 million outstanding obligations under the Company's existing $1.5 billion credit facility, which was cancelled immediately after such repayment. Also, the Company repaid debt of $73 million assumed in the Acquisition. The $304 million received from Sodexho (see Note 2 to the Consolidated Financial Statements) was used together with the proceeds of the new debt to fund the debt repayments. The Company also received letters of credit for $13 million under the Secured Facility on March 27, 1998.

ITEM 1.           BUSINESS, CONTINUED


The Secured Facility consists of a $235 million revolving credit facility and a $500 million six year term loan facility. It bears interest at rates based on a bank prime rate, the Federal funds rate, or the London interbank offered rate for Eurodollar deposits ("LIBOR"), payable in arrears quarterly. The Company is currently paying interest at 6.79%. Of the revolving credit facility, up to $100 million may be used to cover letters of credit. As of August 28, 1998, the Company had letters of credit outstanding of $26 million. The facility is collateralized by liens on the inventory, accounts receivable, and stock of the principal subsidiaries of Sodexho Marriott Operations, Inc. As of August 28, 1998, $184 million of borrowing capacity was available under this facility.

The Guaranteed Facility is a $620 million seven-year term loan. It bears interest at rates based on a bank prime rate, the Federal funds rate, or LIBOR, payable in arrears quarterly. The Company is currently paying interest at 6.14%. The Company pays Sodexho an annual fee of 0.5% of the Guaranteed Facility balance, or $3 million, to serve as guarantor of the loan.

Additional credit facilities totaling about $12 million from the Canadian operations of both MMS and Sodexho remained in place. As of August 28, 1998, all of this borrowing capacity was available under these facilities.

In connection with the Distribution, the Company tendered for $720 million principal amount of its outstanding publicly held debt, $600 million related to the Series A through D Senior Notes and $120 million related to the Renaissance Hotel Group (RHG) Financing. Approximately $593 million of the Series A through D Senior Notes were tendered at a premium of $45 million (pretax). The untendered Series A through D Senior Notes remain a liability of the Company.


                                                          Face Amount Prior to       Untendered Debt at
                                                          Tender March 27, 1998        March 27, 1998
                                                        -------------------------- ------------------------
                                                                         ($ in millions)
                  Series A                                   $           150             $          2
                  Series B                                               200                        1
                  Series C                                               150                        3
                  Series D                                               100                        1
                                                        -------------------------- ------------------------
                                                             $           600             $          7
                                                        ========================== ========================


Approximately $117 million of the $120 million in RHG Finance outstanding Guaranteed Notes were tendered at a premium of $20 million (pretax). The Company paid an additional $3.5 million in cash to MI representing the untendered RHG debt that became a liability of MI. The debt extinguishment was financed through the Secured Facility and the Guaranteed Facility discussed above, as well as the $304 million received from Sodexho in connection with the Acquisition.

As part of the Distribution, the Company and MI agreed that total indebtedness retained by the Company after the Distribution would equal $1.444 billion. Because the Company's indebtedness totaled $1.698 billion after effecting the Distribution, MI paid the Company the difference of $254 million, which the Company used to repay debt as detailed above.

As a result of the foregoing, the Company incurred an extraordinary charge for costs associated with the early extinguishment of debt of $71 million, $44 million after-tax, or $0.85 per diluted share for the 34 week period ended August 28, 1998.

The Company's borrowing agreements contain various covenants, which, among other things, require the Company to meet certain financial ratios and tests. Each of the borrowing agreements is described generally in pages 121 through 123 of the Proxy Statement for the Special Meeting of Stockholders of Marriott International, Inc. dated March 17, 1998, which is incorporated by reference into this report, and is included as an exhibit to this report.

ITEM 1.           BUSINESS, CONTINUED

INTEGRATION AND RESTRUCTURING

Integration and restructuring actions, such as those taken in the current year and which may be taken in future years, reflect the Company's efforts to change in anticipation of marketplace trends. These actions are intended to integrate and realign resources for more effective and efficient execution of operating strategies. The integration costs recorded in the Transition Period include, among other items, training and relocating employees, incremental overhead during the integration phase, systems modifications, and other one-time costs related to the integration of MMS and Sodexho North America. Integration costs totaling $24 million pretax were reflected in the results of operations for the Transition Period, with approximately $14 million pretax expected to be incurred in fiscal 1999.

Restructuring actions totaling approximately $37 million were recorded in the first quarter of the 1998 Transition Period, $7 million of which was recorded as a charge to operations related to termination benefits for approximately 50 employees and office closure costs related to MMS. Restructuring costs represent costs, such as employee termination benefits and office closure costs, that are incurred to terminate certain duplicate activities. The gross acquisition reserve of $30 million disclosed in Note 4 to the Consolidated Financial Statements principally represents costs associated with termination benefits for approximately 350 employees and office closure costs related to the former Sodexho North America operations.

When completed, these actions currently underway are expected to generate one-third of the anticipated annual cost savings of approximately $60 million pretax. The remaining two-thirds of these anticipated savings relate to greater purchasing economies. Management believes it will achieve these synergies by the end of fiscal 2001. The anticipated cost savings are expected to make funds available to pay down debt and fund activities to enhance the Company's competitive position.

As part of the integration of accounting systems, the Company has undertaken to ensure that client contract and billing information converted to the central accounting system is verifiable and supportable. Where needed, the Company is taking steps to confirm such information with its clients.


ARRANGEMENTS BETWEEN THE COMPANY AND MI

Pursuant to the Distribution agreement, the Company and New Marriott MI, Inc. ("New Marriott", subsequently renamed Marriott International, Inc.) agreed upon the allocation of assets and liabilities related to the MMS business and the New Marriott business. In this regard, the Company agreed generally to indemnify New Marriott against liabilities that relate to the MMS business, and New Marriott agreed generally to indemnify the Company against liabilities that relate to the New Marriott business. The Company and New Marriott also entered into a number of agreements governing their relationship after March 27, 1998. These agreements include (i) a tax-sharing agreement, (ii) an employee benefits allocation agreement, (iii) a trademark license agreement, (iv) a noncompetition agreement, (v) a LYONs allocation agreement, as well as other additional agreements between the companies. Each of these agreements is described generally in pages 43 through 48 of the Proxy Statement for the Special Meeting of Stockholders of Marriott International, Inc. dated March 17, 1998, which is incorporated by reference into this report, and is included as an exhibit to this report.

ARRANGEMENTS BETWEEN THE COMPANY AND SODEXHO

The Company has entered into various agreements with Sodexho that govern its relationship with that entity. These agreements include (i) a royalty agreement,
(ii) an assistance agreement, (iii) a stockholder agreement, as well as other additional agreements between the companies including guarantees of certain liabilities of the Company by Sodexho. Each of these agreements is described generally in pages 48 through 50 of the Proxy Statement for the Special Meeting of Stockholders of Marriott International, Inc. dated March 17, 1998, which is incorporated by reference into this report, and is included as an exhibit to this report.

ITEM 1.           BUSINESS, CONTINUED

GOVERNMENT REGULATION

The Company is subject to various governmental regulations relating to its operations, including, but not limited to, employment, health, safety and environmental regulations as well as regulations applicable to government contractors. The Company has installed various controls and procedures designed to ensure compliance with these regulations.

EMPLOYEES

The Company has approximately 100,000 employees on its payroll in the U.S. and Canada, and manages approximately 60,000 people on its clients' payrolls. An estimated 8,800 non-management employees are represented by organized labor unions for collective bargaining purposes. The Company believes its relations with its employees are positive.

INFLATION

The Company's expenses are impacted by inflation. While price increases generally can be instituted as inflation occurs, many contracts require certain approvals before prices can be increased, which may temporarily have an adverse impact on profit margins. Management believes that over time, however, the Company will be able to raise prices, as appropriate, and sustain profit margins.

ACCOUNTING PERIOD

On April 15, 1998, the Company's Board of Directors approved a change in the Company's fiscal year from the Friday closest to the end of December to the Friday closest to the end of August, effective immediately. This change resulted in a 34-week Transition Period from the end of fiscal 1997 to the end of the new fiscal year on August 28, 1998. In addition, the new fiscal 1999 year will have 53 weeks, ending on September 3, 1999. The Company's 1997 and 1995 historical fiscal years, ending on the Friday nearest the end of December, contained 52 weeks, while the 1996 historical fiscal year contained 53 weeks.

ITEM 2.           PROPERTIES


The Company presently occupies approximately 42,800 square feet for its headquarters office space in Bethesda, Maryland in a building leased by the Company from Marriott International, Inc. (MI). In June 1998, the Company entered into a 10 year lease, ending in December 2008, with 2 renewable periods of 5 years each, for approximately 80,000 square feet of space at 9801 Washingtonian Boulevard, Gaithersburg, Maryland. Also in June 1998, the Company entered an amended agreement with MI to vacate the Bethesda headquarters office space no later than December 31, 1998. The Company plans to move all of its 250 headquarters employees to this new location by December 31, 1998, as well as approximately 150 employees from other offices.

In addition, all of the Company's operating divisions lease their respective headquarters office space as follows: Avon, Connecticut (Health Care Services); Altamonte Springs, Florida (Education Services); and Downers Grove, Illinois (School Services). The headquarters for the Corporate Services division is located with the Company's headquarters in Gaithersburg, Maryland. These operating division leases generally run for initial terms of three to five years with renewal options. The Company also has a long-term lease for its office facility in Buffalo, New York, where all of the centralized accounting and processing activities for North America take place. The Company owns three laundry facilities (Walla Walla, Washington; Tucson, Arizona; and Phoenix, Arizona) and leases three additional laundry facilities (Birmingham, Alabama; Gilroy, California; and Compton, California).

As a result of the Acquisition, the Company also occupies approximately one-half of an 80,000 square-foot office building that it owns in Waltham, Massachusetts; approximately 25,000 square feet of office and warehouse space in Trumbull, Connecticut; approximately 15,000 square feet of office space in Mobile, Alabama; approximately 20,000 square feet of building space in Sunnyvale, California; and approximately 15,000 square feet of building space in Allston, Massachusetts. The Company also owns a 30,000 square foot office building in Montreal, Canada.

The Waltham office facility was sold in October 1998. The Company does not anticipate any adverse impact to the financial condition or results of operations from the sale of this facility. In relationship to the sale of the Waltham office space, the Company entered into an agreement for approximately 25,000 square feet of office space in Lexington, Massachusetts, beginning in December 1998, for a seven year period, with a five year renewal option. Approximately 100 employees will occupy the Lexington office facility.


ITEM 3.           LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the Company.

                                     PART II

ITEM 5.           MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER
                   MATTERS

COMMON STOCK. The comparability of stock prices in the table below is affected by the Transactions which occurred on March 27, 1998. The range of the Company's common stock prices and dividends declared per share for the Transition Period and the past two fiscal years are as follows (restated to reflect the one-for-four reverse stock split):

                                                                                                       Dividends
                                                                                                     Declared Per
                                                                          High            Low            Share
                                                                     --------------- --------------- --------------

      TRANSITION PERIOD 1998      Quarter ended March 27, 1998             $330 1/2        $243 3/4           $.36
                                  Nine weeks ended May 29, 1998              31 3/8         24 5/16              -
                                  Quarter ended August 28, 1998             33 1/16          25 3/4              -

      FISCAL YEAR 1997            First Quarter                                 229         198 1/2            .32
                                  Second Quarter                            256 1/2         198 1/2            .36
                                  Third Quarter                                 287             240            .36
                                  Fourth Quarter                                307         260 1/2            .36

      FISCAL YEAR 1996            First Quarter                             210 1/2             149            .32
                                  Second Quarter                                200             177            .32
                                  Third Quarter                             229 1/2         193 1/2            .32
                                  Fourth Quarter                            239 1/2         205 1/2            .32

At August 28, 1998, there were 61.87 million shares of common stock outstanding held by approximately 52,000 shareholders of record. The Company's common stock is traded on the New York Stock Exchange, Chicago Stock Exchange, Pacific Stock Exchange and Philadelphia Stock Exchange.

DIVIDEND POLICY. Prior to the Transactions, the Company had paid regular quarterly dividends. The Company may pay quarterly dividends if the future, subject to the restrictive covenants contained in the Company's credit facility agreements related to the Refinancing and other relevant considerations. In general, the restrictive covenants do not permit the Company to pay dividends to shareholders in an amount greater than 40 percent of the Company's net income, or 45 percent when the ratio of the Company's consolidated debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio ("EBITDA", as defined in the documentation for the credit facility agreements) is less than 4 but not less than 3. This restriction will no longer apply when such ratio is less than 3. The payment and amount of cash dividends on the Company's common stock will be subject to the sole discretion of the Company's Board, which will review the Company's dividend policy at such times as may be deemed appropriate. The Board will closely monitor the results of the Company's operations, capital requirements, and other considerations to determine the dividend to be declared in future periods.

ITEM 6.           SELECTED HISTORICAL FINANCIAL DATA

The following table presents summary selected historical financial data for the Company derived from its financial statements as of the 34-week period ending August 28, 1998, and for the five fiscal years ended January 2, 1998. As the result of the Transactions, 1998's results are not comparable to the other years presented. Specifically, the results of Sodexho North America are only included in the Stub Period ended August 28, 1998. Conversely, the results of MDS and MSLS are included in the historical financial continuing operations prior to the Transaction. In addition, operating results in 1997 include a loss before income taxes of $22 million ($14 million after-tax, or $0.40 per share) on the sale of MMS- UK to Sodexho.

Prior to the Transactions, the Company was previously a wholly owned subsidiary of Marriott Corporation (now named Host Marriott Corporation) prior to October 8, 1993, on which date its common stock was distributed to Marriott Corporation shareholders. In addition, the historical income statement of the Company for 1993 includes 40 weeks of operating results as a subsidiary of Marriott Corporation and 12 weeks of operating results as an independent entity. Thus, the 1993 operating results are not directly comparable to other years.

The historical information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto, each contained herein.

                   SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                     34 WEEKS   36 WEEKS
                                                      AUGUST      SEPT.                           FISCAL YEAR
                                                                              ----------------------------------------------------
                                                      1998(1)     1997(1)       1997(2)    1996(3)     1995      1994       1993
                                                    ----------- ----------    ---------- ---------- --------- ---------- ---------
($ in millions, except per share data)                          (Unaudited)

INCOME STATEMENT DATA:
Sales                                                  $2,828     $3,390        $5,026     $4,318    $3,634     $3,466    $3,216
Operating Profit Before
   Corporate Expenses and Interest                        119        103           157        177       130        111       101
Total Corporate Expenses and Interest(4)                 (151)      (122)         (172)      (127)      (78)       (71)      (81)
                                                    ----------- ----------    ---------- ---------- --------- ---------- ---------
(Loss) Income From Continuing Operations,
  Before Taxes and Extraordinary Item                     (32)       (19)          (15)        50        52         40        20
Benefit (Provision) for Income Taxes from
   Continuing Operations                                   13         19            15        (17)      (20)       (17)       (8)
                                                    ----------- ----------    ---------- ---------- --------- ---------- ---------
(Loss) Income From Continuing Operations, Before
   Discontinued Operations, Cumulative Effect
   of a Change in Accounting Principle and
   Extraordinary Item(5)                                  (19)        --            --         33        32         23        12
Discontinued Operations, Net of Income Taxes(6)            77        227           335        273       215        177       147
                                                    ----------- ----------    ---------- ---------- --------- ---------- ---------
Income Before Cumulative Effect of
   a Change in Accounting Principle and
   Extraordinary Item(5)                                   58        227           335        306       247        200       159
Cumulative Effect of a Change in
   Accounting Principle(5)                                 --         --            --         --        --         --       (33)
Loss from Extraordinary Item, Net of Income Taxes(7)      (44)        --            --         --        --         --        --
                                                    ----------- ----------    ---------- ---------- --------- ---------- ---------
Net Income                                             $   14   $    227        $  335     $  306    $  247     $  200    $  126
                                                    =========== ==========    ========== ========== ========= ========== =========

PER SHARE DATA(8):
Diluted Earnings Per Share:
   Continuing Operations                               $(0.36)    $ 0.16        $   --     $ 0.97    $ 0.97     $ 0.69    $ 0.41
   Discontinued Operations(6)                            1.48       6.52         10.53       8.08      6.51       5.35      4.67
                                                    ----------- ----------    ---------- ---------- --------- ---------- ---------
   Before Cumulative Effect of a Change in
     Accounting Principle(5)                             1.12       6.68         10.53       9.05      7.48       6.04      5.08
   Cumulative Effect of a Change in
     Accounting Principle(5)                               --         --            --         --        --         --     (1.04)
   Extraordinary Item(7)                                (0.85)        --            --         --        --         --        --
                                                    ----------- ----------    ---------- ---------- --------- ---------- ---------
Diluted Earnings Per Share                             $ 0.27     $ 6.68        $10.53     $ 9.05    $ 7.48     $ 6.04    $ 4.04
                                                    =========== ==========    ========== ========== ========= ========== =========

Cash Dividends Declared                                $ 0.36     $ 1.04        $ 1.40     $ 1.28    $ 1.12     $ 1.12    $ 0.56

Diluted Weighted - Average Shares                        52.0       34.9          31.8       33.8      33.0       33.1      31.5

BALANCE SHEET DATA (AT END OF YEAR):
Total Assets                                           $1,341     $5,208        $5,009     $4,180    $3,221     $2,529    $1,743
Long-Term and Convertible Subordinated Debt             1,091      1,731         1,829      1,300       795        488       564
Stockholders' (Deficit)/Equity                           (555)     1,486         1,463      1,260     1,054        767       696

-----------

1 - On April 15, 1998, the Company's Board of Directors changed the fiscal year from the Friday closest to the end of December to the Friday closest to the end of August, thereby creating a 34-week Transition Period. On March 27, 1998, the Company acquired
Sodexho North America. The historical data for fiscal year 1997 and prior years does not include the revenue and expenses of the acquired business, see Notes 1 and 3 to the Consolidated Financial Statements. Amounts for the unaudited 36 weeks ended September
12, 1997 have been presented for comparative purposes only, and exclude the revenues or expenses of the acquired business.
2 - Operating results in fiscal year 1997 include a loss before income taxes of $22 million ($14 million after tax, or $0.40 per share) on the sale of the MMS- UK operations to Sodexho in connection with the Transactions.
3 - Fiscal year 1996 includes 53 weeks, all other fiscal years include 52 weeks.
4 - Total corporate expenses include the amortization of intangible assets. For the 34 weeks ended August 28, 1998, $31.1 million pretax of integration and restructuring charges was recognized, see Note 4 to the Consolidated Financial Statements.
5 - Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," was adopted in the first quarter of fiscal
1993.
6 - On March 27, 1998, the Company distributed to its shareholders the Lodging, MSLS and MDS divisions as part of the
Transactions. For reporting purposes, the Lodging segment is considered Discontinued Operations prior to March 27, 1998. MSLS and
MDS are considered part of continuing operations for the same periods (see Note 1 to the Consolidated Financial Statements).
7 - On March 27, 1998, the Company refinanced its debt as part of the Transactions (see Note 1 and Note 8 to the Consolidated
Financial Statements), resulting in a $71 million pretax charge from the early extinguishment of debt ($44 million after-tax).
8 - Earnings per share data have been restated to reflect the adoption in 1997 of Statement of Financial Accounting Standards No.
128, "Earnings Per Share." All per share data has been adjusted to reflect a one-for-four reverse stock split effective March 27,
1998.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS

                                    OVERVIEW

As described in Part I, Items 1 & 2, "Business and Properties," on March 27, 1998, the Company completed the Distribution, Acquisition, and Refinancing. As a result, the assets, liabilities, and business operations of the Company as of August 28, 1998 and for the Transition Period then ended have changed substantially compared to prior periods presented.

In particular, the most significant differences relate to the following:

- The 1997, 1996 and 1995 Consolidated Statement of Income included revenues, as well as operating costs and expenses, related to the Distributed Operations. In the Consolidated Statement of Income, the operations of the Lodging segment have been combined and included as "Discontinued Operations, Net of Income Taxes." The MDS and MSLS segments of Contract Services were also part of the Distribution to shareholders, but remained part of continuing operations in the historical financial statements. See Note 1 to the Consolidated Financial Statements.
- As described in Notes 1 and 3 to the Consolidated Financial Statements, the Company acquired the North American operations of Sodexho Alliance, S.A. on March 27, 1998. The historical data in 1997 and prior years does not include the revenue and expenses of the acquired business.
- On March 27, 1998, the Company obtained over $1.3 billion in new debt through secured and guaranteed credit facilities, with the proceeds used to repay of over $1.6 billion of existing debt. See Note 8 to the Consolidated Financial Statements.
- On April 15, 1998, the Company's Board of Directors changed the fiscal year from the Friday closest to the end of December to the Friday closest to the end of August, thereby creating a 34-week Transition Period. See
     Note 1 to the Consolidated Financial Statements.

Due to these substantial differences in the comparability of the Company's historical operating results for the Transition Period and prior fiscal years, management believes that it is meaningful and relevant in understanding the present and ongoing Company operations to compare the Company's pro forma operating results for fiscal years 1998, 1997 and 1996, presented in the "Introduction" section of this report. These pro forma statements were prepared as if the Distribution, Acquisition, Refinancing and the implementation of the various related agreements entered into with Marriott International, Inc. and Sodexho occurred at the beginning of each period. The pro formas exclude, among other items, certain non-recurring costs such as (i) costs of the Distribution of $17 million (net-of-tax) in 1998, (ii) an extraordinary loss related to the early extinguishment of debt of $44 million, after-tax, and (iii) integration and restructuring charges totaling $31 million for 1998. See Notes 2, 3, and 4 to the Consolidated Financial Statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company, which analyzes the major elements of the Company's consolidated statements of operations and financial condition, should be read in conjunction with the detailed information and consolidated financial statements, and related Notes to Consolidated Financial Statements, included in this report.

SEASONAL NATURE OF THE COMPANY'S BUSINESS

The food service and facilities management business has been characterized historically by seasonal fluctuations in overall demand for services, particularly in the Education and Schools divisions where sales are stronger during the fall and spring.

LIMITED GEOGRAPHIC FOCUS

The Company is not currently expected to expand its international presence beyond Canada. The Trademark License Agreement entered into by the Company and Marriott International, Inc. gives the Company the right to use the Marriott name in the U.S. and Canada (and elsewhere only in extremely limited circumstances). Likewise, the Company entered into a Royalty Agreement with Sodexho pursuant to which Sodexho licenses the right to use the "Sodexho" name in the U.S. and Canada. As a practical matter, since the Company will only be allowed to use its corporate name in the U.S. and Canada, and since Sodexho controls or has a significant interest in companies operating in other countries in the food and facilities management industries, it is unlikely that the Company will engage in significant operations outside the U.S. and Canada. As a result, the Company will be more susceptible to a downturn in the U.S. and Canadian economies than a company that is actively engaged in various other markets.

                                BUSINESS STRATEGY

The Company's key financial objective is to generate higher revenues and increase cash flow from operations through new contract sales, the retention of existing contracts, and improved efficiencies in the Company's operations. This financial objective is designed to build on the performance strengths of the Company, which include expanding relationships with existing clients, attracting new business, identifying under-penetrated and rapidly growing segments of the food and facilities management industry, and seeking selective strategic acquisition candidates compatible with this objective.

The Company has spent the past year focused on the consummation of the Transactions. This involved the integration of the number one and number four market leaders in the U.S. food and facilities management services industry, including the merging of best practices and business strategies. The priorities since the Transactions have been to align the Company's management team, consolidate the systems and processes for improved operations, and develop integrated business strategies.

The alignment of the management team has progressed beyond the matching of personnel to an enhanced organization chart. Management has designed and implemented a new Company-wide incentive program that is predominately based on the achievement of predetermined financial targets and operational performance objectives. In addition, the Board of Directors has granted 1.8 million shares in the form of incentive stock options to the managing employees of the Company. This grant has extended farther down in the management structure than any previous plan utilized in either the MMS or the Sodexho North America organizations.

The Company's consolidation and integration of its systems and processes has been challenging due to the volume and geographic diversity of the systems and processes that existed prior to the Transactions. As of August 29, 1998, the Company had merged five accounting centers into one. The Company also plans to transition from three payroll systems to one by January 1999. Another milestone was the signing of a long term lease in June 1998 to combine the two corporate headquarters into one redesigned facility in Gaithersburg, Maryland by December 31, 1998.

Improved efficiencies are also expected to be achieved as the former companies' procurement and distribution processes and systems are combined. The Company expects that these efficiences will account for approximately two-thirds of the estimated $60 million in annual synergies which the Company expects to realize by the year 2001. While no assurance can be given that this objective will be met, management believes it is attainable and that its clients and others in the marketplace will continue the trend of increased outsourcing of foodservice and facilities management services.

                              RESULTS OF OPERATIONS

The following discussion presents an analysis of results of operations of the Company for the 34-week period ended August 28, 1998 (the Transition Period) as compared with the historical unaudited 36 week period ended September 12, 1997 presented in the Selected Consolidated Financial Highlights above. While the comparison of the Transition Period to the previously reported 36-week period in 1997 differs by two weeks, management believes that this comparison is the most relevant. The discussion below also presents an analysis of fiscal years ended January 2, 1998 (52 weeks), January 3, 1997 (53 weeks) and December 29, 1995 (52 weeks). As detailed above, due to the substantial differences in the comparability of the Company's historical operating results for the Transition Period versus prior fiscal years, management believes that it is more meaningful and relevant, in understanding the present and ongoing operations of the Company, to review the Company's pro forma operating results for fiscal years 1998, 1997 and 1996, presented in the "Introduction" section of this report.


HISTORICAL 34 WEEKS ENDED AUGUST 28, 1998 VS. 36 WEEKS ENDED SEPTEMBER 12, 1997.

Total sales for 34 weeks ended August 28, 1998 (the "Transition Period") were $2.8 billion, a decrease of $562 million, or 16.6%, compared with $3.4 billion for 1997. The decline in sales between the years was mostly attributable to the distribution of the Marriott Distribution Services ("MDS") and Marriott Senior Living Services ("MSLS") divisions to shareholders on March 27, 1998. The results of these divisions were included in total sales for the entire 1997 period, but were only included in the first twelve weeks of the 1998 period. Excluding the MDS and MSLS divisions, total sales increased $352 million, or 16.3%. Corporate Services sales in the 1998 period totaled $803 million, an increase of $162 million, or 25.3%, versus $641 million for the prior year, driven by the Acquisition. Education total sales increased $93 million to $598 million for the 1998 period, an increase of 18.2% over 1997, driven by the Acquisition. Health Care sales for the 1998 period totaled $784 million, an increase of $70 million, or 9.8% compared with 1997. The Schools, Canada and Laundries/Other divisions collectively totaled $322 million for the 1998 period, an increase of $28 million, or 9.5%, over the $294 million in aggregate sales for 1997. Also contributing to higher sales was the high retention rate for existing clients, which was in the 95% range for the 1998 period.

Operating profit before corporate items totaled $119 million for the 1998 period, an increase of $16 million, or 15.5%, over the $103 million in operating profit for the 1997 period. Excluding $10 million in integration and restructuring costs, operating profit increased $26 million, or 25.2%. This increase was the result of the solid sales growth in the Corporate Services and Education divisions in 1998. Total operating profit for Corporate Services was $49 million, a 44.1% increase over 1997's total operating profit of $34 million. Education's total operating profit increased $259 thousand to $5 million for the 1998 period, for an increase of over 5% compared to the prior year's period. In addition to increased sales, operating margins improved as the result of the Acquisition of Sodexho North America in March 1998. Challenges in the health care industry resulted in a $4.3 million decrease in operating profit for this division for the 1998 period. Health Care's total operating profit stood at $49 million for 1998, as compared with $53 million for the 1997 period. The Company anticipates its leadership in this division and the continuing change in this industry will result in an improved growth outlook in 1999 for this division. Operating profit in the Schools, Canada and Laundries/Other divisions totaled $11 million in the 1998 period, level with 1997's profit.

Corporate items remained flat during 1998, after excluding $21 million in integration and restructuring charges in the 1998 period. Total corporate expenses and interest were $151 million, or $130 million excluding the integration and restructuring charges, for the 1998 period, compared with $122 million for the 1997 period. The Company anticipates increased efficiencies in its operating costs and corporate expenses in the periods ahead, as the Company continues the integration of the MMS and Sodexho North America operations. These savings are anticipated to reach $60 million annually by fiscal year 2001.

Decreased operating profit in the Health Care division, as well as level corporate expenses between the periods, contributed to the $1 million loss from continuing operations before taxes and extraordinary item in the 1998 period, excluding the integration and restructuring charges. This compares to a $19 million loss from continuing operations for the 1997 period, which included $12 million pretax of corporate expenses from non-cash items associated with investments generating significant income tax benefits, resulting in an adjusted operating loss of $7 million for the 1997. Discontinued Operations, net of income taxes, totaled $77 million for the 1998 period, compared with $227 million for the 1997 period. This significant decrease was mostly due to the Distribution to shareholders on March 27, 1998, which resulted in the 1998 period reflecting only 12 weeks of income from the Discontinued Operations.

HISTORICAL 52 WEEKS ENDED JANUARY 2, 1998 COMPARED WITH 53 WEEKS ENDED
 JANUARY 3, 1997.

The Company reported a 1% increase in operating profit from continuing operations on 16% higher sales in fiscal 1997, before the $22 million loss on the sale of the MMS- UK operations to Sodexho. Profit comparisons between years were affected by sales to investors during 1996 and 1997 of 43 senior living communities, which were part of the Company's MSLS division that was distributed to shareholders on March 27, 1998. Before the impact of the Distribution and sale of the MMS- UK operations, operating profits from continuing operations increased 11% over fiscal 1996. Operating profit was also adversely affected by start-up losses for new distribution centers and distribution accounts from the MDS division.

Before the loss on the sale of the MMS- UK operations, operating profits, excluding MDS and MSLS, were 14% higher on a sales increase of 3% percent in fiscal 1997. Sales and profits increased due to new contracts, expanded service to ongoing accounts and continued cost reductions in several areas. The Corporate Services, Health Care, Education and Schools divisions were the main contributors to the profit growth.

MSLS, which was part of the Distribution on March 27, 1998, reported a sales increase of 28% in fiscal 1997 over 1996, primarily due to the opening of 17 communities during 1997 and a two percentage point increase in occupancy, to 95%, for comparable properties. The Company sold 43 senior living properties to investors since the beginning of 1996, retaining long-term operating agreements. Operating profits declined as "ownership profits" from these properties were replaced with "managed operating profits." This reduction in operating profit was offset by a corresponding reduction in interest expense.

MDS, which was also part of the Distribution on March 27, 1998, had sales move up sharply in fiscal 1997 as a result of the addition of several major restaurant customers and the net addition of two new distribution centers. Profits, however, were lower in fiscal 1997 due to start-up costs associated with the new centers, as well as costs involved in integrating the new business into existing distribution centers.

Corporate expenses rose 19% in 1997, due to noncash items associated with investments generating significant income tax benefits, as well as modest staff increases to accommodate growth and new business development. Interest expense increased 29% over fiscal 1996 despite lower effective interest rates. The average debt balance increased due to the acquisition of RHG, partially offset by proceeds from sales of hotels and senior living communities.

Discontinued Operations, comprising the lodging division, had an operating profit increase of 26% on 20% higher sales, benefiting from favorable conditions in the U.S. lodging market, and contributions from new properties. The revenue increase resulted from average growth across all brands of eight percent. This revenue growth resulted in higher base management and franchise fees. Revenue growth also contributed to higher house profits, which resulted in higher incentive management fees.

The Company's net effective income tax rate for continuing and discontinued operations increased to 39.5% in 1997, compared to 39% in 1996, reflecting approximately a one percentage point increase due to the RHG acquisition and the Company's ongoing participation in jobs and affordable housing tax credit programs.

Net income increased nine percent to $335 million in fiscal 1997, on a sales increase of 18% to $12 billion when including the sales from discontinued operations, driven by contributions from new unit expansion and strong profit growth for the Discontinued segment, partially offset by the loss on the sale of the MMS- UK operations to Sodexho and the impact of the Renaissance Hotel Group
(RHG) acquisition. Diluted earnings per share increased 16% to $10.53, reflecting higher net income. Before the loss on sale of the MMS- UK operations and the impact of the RHG acquisition, net income and diluted earnings per share increased 20%.

HISTORICAL 53 WEEKS ENDED JANUARY 3, 1997 COMPARED WITH 52 WEEKS ENDED
 DECEMBER 29, 1995.

The Company reported a 36% increase in operating profit from continuing operations on 19% higher sales in fiscal 1996. Excluding the impact of the March 1996 acquisition of Forum Group by the MSLS division, operating profits were up 11% for the year on 14% sales growth.

Profits rose 12% in 1996 while sales were up 9%, excluding the MSLS and MDS divisions, which were distributed to shareholders on March 27, 1998 as part of the Transactions. Performance was paced by the Health Care, Education and Schools divisions, all of which benefited from the impact of new accounts, and expansion of services to ongoing clients. International profits were also higher, reflecting improved results in Canada.

Sales for MSLS increased 117% in 1996, while profits were up more than five-fold from 1995 levels. Excluding the impact of the Forum acquisition, sales increased 23% and profits increased 18%. Overall growth was generated by a gain in occupancy to 96%, and a 2% increase in average per diem rates for comparable Marriott senior living communities, strong move-in rates at 11 communities opened since the beginning of 1995, and contributions from the acquired Forum Group communities.

Sales for MDS grew 35% in 1996, as the division opened five new distribution centers and added several major external restaurant accounts. Profits were flat in 1996, as sales gains were offset by start-up costs associated with the new centers and new business.

Corporate expenses rose 23% in 1996, reflecting higher outlays associated with new business development and staff additions to facilitate the Company's growth. Additionally, costs increased due to tax-related investments, which generated significant after-tax savings. Interest expense was up 60% as a result of incremental borrowings to support business growth, partially offset by lower interest rates. Interest income declined 5%, primarily due to collections and sales of affiliate and other notes receivable.

Discontinued Operations, comprising the lodging division, had operating profit up 26% on 10% higher sales, benefiting from favorable conditions in the U.S. lodging market, and contributions from new properties. This division added a net of 146 hotels and opened four new vacation club resorts during the year. Profits for Marriott Hotels, Resorts and Suites rose 24 percent in 1996 on sales growth of nine percent reflecting the addition of 1,006 rooms in the U.S. and a net of 3,768 rooms internationally. Comparable Company-operated U.S. hotels posted 8% higher sales due to room rate growth of 7% and a one-percentage point increase in occupancy to 78%. These sales gains, coupled with profit margin improvements, generated substantially higher incentive management fees at many properties. Profits for international hotels also were higher, primarily because of contributions from new properties. Also contributing to the increase in 1996 from Discontinued Operations was higher income from the investment in The Ritz-Carlton Hotel Company LLC. For comparable U.S. hotels, the luxury chain posted a 10% increase in sales as average room rates increased four percent to $181 and occupancy increased to 75%. In addition, house profit margins improved, benefiting from integration with Marriott Lodging systems and programs.

The Company's net effective income tax rate for continuing and discontinued operations declined to 39% in 1996, compared to 40% in 1995. This favorable trend reflects the Company's ongoing participation in jobs and affordable housing tax credit programs.

Net income increased 24% to $306 million in 1996, driven by the Discontinued Operations net unit expansion and strong profit growth from Discontinued Operations, MMS, MSLS and MDS, partially offset by higher interest and corporate expenses. Diluted earnings per share advanced 21% to $9.05, reflecting higher net income partially offset by higher average shares outstanding.

                         LIQUIDITY AND CAPITAL RESOURCES

After the Distribution, the Company has been focused on the integration of the former MMS and Sodexho North America operations, capitalizing on its combined market presence as well as focusing on attracting new accounts and enhancing services to sustain growth. The Company is substantially more leveraged on a relative basis than the Company was prior to the Distribution. The Company anticipates that it would have long-term unsecured debt ratings, if obtained, below investment grade based on its pro forma financial statements. The debt resulting from the Refinancing contains restrictive covenants and requires grants of security and guarantees by subsidiaries of the Company, which limit the Company's ability to incur additional debt and engage in certain other activities. Additionally, these debt covenants limit the Company's ability to pay dividends.

The Company funds its capital requirements with a combination of existing cash balances and operating cash flow. As of August 28, 1998, the Company had a $235 million revolving credit facility available at an interest rate of 6.82% to provide funds for liquidity, seasonal borrowing needs and other general corporate purposes. At August 28, 1998, $25 million of this facility was outstanding, and an additional $26 million of the revolving credit facility had been utilized by letters of credit outstanding, principally related to insurance programs. The Company believes that cash flow generated from operations and current cash balances will be adequate to finance ongoing capital needs, as well as meet debt service requirements. The Company's debt agreements do not restrict the Company's ability to fund its planned growth initiatives from operating cash flow and existing credit facilities.

Prior to the Transactions, the Company had paid regular quarterly dividends. The Company may pay quarterly dividends in the future, subject to the restrictive covenants contained in the Company's credit facility agreements related to the Refinancing and other relevant considerations. In general, the restrictive covenants do not permit the Company to pay dividends to shareholders in an amount greater than 40 percent of the Company's net income, or 45 percent when the ratio of the Company's consolidated debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio ("EBITDA", as defined in the documentation for the credit facility agreements) is less than 4 but not less than 3. This restriction will no longer apply when such ratio is less than 3. The payment and amount of cash dividends on the Company's common stock will be subject to the sole discretion of the Company's Board, which will review the Company's dividend policy at such times as may be deemed appropriate. The Board will closely monitor the results of the Company's operations, capital requirements, and other considerations to determine the dividend to be declared in future periods.

The Company is required to make quarterly cash interest payments on its term facilities, as well as scheduled principal repayments on its Senior Secured Credit Facility (as detailed in Note 8 to Consolidated Financial Statements). Annual interest expense is estimated to be approximately $90 million based on August 28, 1998 debt balances, with scheduled principal repayments amounting to approximately: $70 million in 1999; $80 million in 2000; $80 million in 2001; $90 million in 2002; $115 million in 2003 and $65 million in 2004.

The Company, prior to the Transactions, declared dividends of 28 cents per share in each quarter of 1995, 32 cents per share in each quarter of 1996 and the first quarter of 1997, and 36 cents per share in each of the last three quarters of 1997 and the first quarter of 1998. The Company expects to reinvest most of its earnings in its businesses. The Company may pay quarterly dividends in future periods, subject to the judgment of its Board of Directors and restrictive covenants in its debt agreements limiting the payment of dividends.


                            NEW ACCOUNTING STANDARDS

SFAS No. 133-- "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and will require the Company to record derivative instruments, such as interest-rate agreements on the Consolidated Balance Sheet as assets or liabilities, measured at fair value. Currently, the Company treats such instruments as off-balance-sheet items. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the specific use of each derivative instrument and whether it qualifies for hedge accounting treatment as stated in the standard. SFAS No. 133 will be effective for the Company on September 4, 1999, the beginning of fiscal year 2000. The impact to the Company's financial position of implementing SFAS No. 133 has yet to be determined.

                                    YEAR 2000

GENERAL. The Company is actively addressing potential issues associated with the computer programming practice historically used to signify dates by using two digits rather than four digits (e.g. "00" instead of "2000"). Accordingly, the Company's owned and operated computer-based technology may incorrectly process dates and may not distinguish properly between 1900 and 2000, which could result in computer systems failures or miscalculations. These potential issues are collectively referred to as the Year 2000 issue.

The Year 2000 issue could arise at any point in the Company's purchasing, supply, processing, distribution and financial chains. Incomplete or untimely resolution of the Year 2000 issue by the Company, its key suppliers, clients and other parties could have a material adverse effect on the Company's results of operations, financial condition and cash flow.

The Company has established a Year 2000 project (the "Project") to address the Year 2000 issue. The Project's Steering Committee consists of members of the Company's senior management, including representatives from each of the Company's divisions and most corporate functions. This Steering Committee oversees and regularly reviews the status of the Company's efforts on the seven phases of the Project: (1) awareness, (2) inventory, (3) assessment, (4) remediation, (5) testing and validation, (6) implementation and (7) contingency planning. The Steering Committee is also tasked with estimating and controlling the associated costs of the Project. Additionally, the Company has established a Year 2000 Project team, led by an experienced project manager, that is responsible for the day-to-day oversight and coordination of the Company's Year 2000 efforts.

YEAR 2000 READINESS DISCLOSURE. The Company began the process of understanding the Year 2000 issue in 1996. The Company's Board of Directors and senior management are committed to minimizing the impact of the Year 2000 issue on the Company's operations. Senior management has grouped the Company's exposure in five general categories:

       -  Internally developed software
       -  Third party software
       -  Infrastructure (mainframe, personal computers, etc.)
       -  Facilities systems
       -  Other external systems (supply chain and other outside relationships)

Internally developed software, third party software and infrastructure hardware are all information technology ("IT") systems. Facilities and other external systems are non-IT systems.

The inventory and assessment phases both began in 1996. An inventory of internally developed software and the assessment of the necessary remediation are complete. Similarly, an inventory of third party software and mainframe systems is complete. The Company is in the process of finalizing the inventory and assessment of personal computers, which are used at most of the Company's operating locations to support unit level financial and operating systems. This process is substantially complete. The Company is also surveying and assessing facilities systems, which include food service refrigeration and food preparation systems that the Company manages for its clients. The Company also manages elevators, heating, ventilation and air conditioning systems for its clients pursuant to plant operations and maintenance agreements. Because these facilities systems reside at client sites, they are generally not under the Company's control, and responsibility for these systems generally rests with the client. The assessment of these systems requires close cooperation between the Company and its clients. With respect to plant operations and maintenance clients, the Company is offering certain services to assist these clients in achieving their Year 2000 objectives relative to their facilities systems. Finally, the Company has identified other external systems that support the different facets of its business, such as vendors, suppliers, utilities, clients, customers, government entities and other service providers. These systems are not under the Company's control.

The remediation phase is substantially complete for internally developed software and mainframe systems. With respect to third party software and personal computers, the Company has formulated a plan establishing the priorities for remediation or contingency planning. Both internal and external resources are involved in executing the plan, which is expected to be substantially complete by March 31, 1999. Systems considered most critical to ongoing operations and those that could have a material adverse effect on the Company's business results of operations, financial condition and cash flow are being given the highest priority. Remediation of facilities systems at its clients' facilities and other external systems is not under the Company's control.

The testing phase is well underway for the Company's internally developed software and mainframe systems. The testing and, through third parties, validation that these systems are Year 2000 compliant are expected to be completed by December 31, 1998. Third party software and personal computer specifications are being validated where they are considered critical to the Company's business operations. The Company is working with clients and other external entities to validate the compliance status of their systems.

The implementation and rollout of compliant systems are expected to be substantially complete by June 30, 1999. Given the large number and geographic diversity of the Company's operating locations, the installation of compliant systems and removal of non-compliant systems, as necessary, at these locations may pose certain difficulties.

To manage potential points of failure, the Company is developing contingency plans to mitigate the potential disruptions that may result from the Year 2000 issue. Contingency plans and associated cost estimates are expected to be completed by June 30, 1999, and will be continually refined as additional information becomes available.

RISKS. There are many risks associated with the Year 2000 issue. Because the Company's Year 2000 compliance depends upon numerous third parties also being Year 2000 compliant on a timely basis, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its business, results of operations, financial condition and cash flow. The possible consequences to the Company of its business partners or the general infrastructure (including transportation, utilities, and communications) not being fully Year 2000 compliant include temporary facilities closings, delays in the delivery of products, delays in the receipt of key food products, equipment and packaging supplies, invoice and collection errors, and inventory and supply shortages. These consequences could have a material adverse impact on the Company's business, results of operations, financial condition and cash flow if the Company is unable to conduct its business in the ordinary course. The Company believes that its readiness plan should significantly reduce the adverse effects any such disruptions may have.

COSTS. The Company has estimated that the pretax costs to be borne by it to address the Year 2000 issue will be approximately $5-8 million, principally for modification, testing, validation, project management and contingency planning. These are expected to be expensed as incurred and funded from operating cash flow. Through August 28, 1998, approximately $0.5 million had been incurred and expensed. The Company does not separately identify internal costs incurred for the Project, and such costs are mostly related to the Company's IT personnel costs.

The actual costs to be incurred by the Company will depend on a number of factors which cannot be accurately predicted, including the extent and difficulty of the remediation and other work to be done, the clients' expectations of the Company's responsibility to remediate the clients' facilities systems, the availability and cost of consultants, the extent of testing required to demonstrate Year 2000 compliance, the portion of such costs that may be borne by the Company's clients pursuant to existing contractual agreements and the Company's ability to timely collect all payments due to it under existing contracts.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are not materially affected by changes in interest rates, due to the relatively low balances of borrowings at floating interest rates as well as notes receivable which earn a variable rate of interest (see Note 8 to the Consolidated Financial Statements). However, changes in interest rates also impact the fair value of the Company's debt, totaling $1.1 billion at August 28, 1998. If interest rates increased by 100 basis points, the fair value of the Company's debt would have decreased by approximately $26 million, while a 100 basis point decrease in rates would have increased the fair value of the Company's debt by approximately $27 million, based on balances at August 28, 1998.



ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial information is included on the pages indicated:

                                                                        PAGE(S)
                                                                        -------

Management's Report                                                        30
Reports of Independent Public Accountants                               31-32
Consolidated Statement of Income                                           33
Consolidated Balance Sheet                                                 34
Consolidated Statement of Cash Flow                                        35
Consolidated Statement of Stockholders' Equity                             36
Notes to Consolidated Financial Statements                              37-58
Supplementary Data                                                         59

                               MANAGEMENT'S REPORT



Management is responsible for the integrity and objectivity of the consolidated financial statements and other financial information presented in this report. In meeting this responsibility, the Company maintains a highly developed system of internal controls, policies and procedures, including an internal auditing function that continually evaluates the adequacy and effectiveness of its control system. Management believes this system provides reasonable assurance that transactions are properly authorized and recorded to adequately safeguard the Company's assets and to permit preparation of the financial statements in accordance with generally accepted accounting principles.

The financial statements presented herein were prepared on a historical basis for the Transition Period January 3, 1998 to August 28, 1998 and for the calendar years 1997, 1996, and 1995, as described in Note 1 to the Consolidated Financial Statements. In addition, pro forma fiscal years 1996 through 1998 are presented in the Introduction section of this report. Management believes that this presentation is the most meaningful to shareholders and other users of these financial statements. The pro forma results were prepared by applying certain pro forma adjustments to the audited historical results of Marriott International, Inc. and the acquired North American operations of Sodexho Alliance, S.A.

The historical consolidated financial statements for the Transition Period in 1998 have been audited by PricewaterhouseCoopers LLP, independent public accountants. The historical consolidated financial statements for 1997, 1996 and 1995 have been audited by Arthur Andersen LLP, independent public accountants. Their reports, included in this report, express an informed judgment as to whether management's historical consolidated financial statements present fairly the Company's financial position and results of operation in conformity with generally accepted accounting principles. The pro forma financial statements included herein do not represent actual historical results of the Company and as such are not audited.

The Board of Directors fulfills its responsibility for the financial statements through its Audit Committee, composed of three directors not otherwise employed by the Company. The committee meets a minimum of two times during the year with the independent public accountants, representatives of management and the internal auditors to review the scope and results of the internal and external audits, the accounting principles applied in financial reporting, and financial and operational controls. The independent public accountants and internal auditors have unrestricted access to the Audit Committee with and without the presence of management.




/s/ CHARLES D. O'DELL            /s/ LAWRENCE E. HYATT                 /s/ LOTA S. ZOTH

Charles D. O'Dell                Lawrence E. Hyatt                     Lota S. Zoth
President and                    Senior Vice President and             Vice President,
Chief Executive Officer          Chief Financial Officer               Corporate Controller and
                                                                       Chief Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and
Shareholders of Sodexho Marriott Services, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and stockholders' equity and of cash flow present fairly, in all material respects, the financial position of Sodexho Marriott Services, Inc. and its subsidiaries at August 28, 1998 and the results of their operations and their cash flow for the thirty-four weeks then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




/s/ PRICEWATERHOUSECOOPERS LLP


Boston, Massachusetts
October 7, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Sodexho Marriott Services, Inc.:


We have audited the accompanying consolidated balance sheet of Sodexho Marriott Services, Inc. (formerly "Marriott International, Inc.") as of January 2, 1998 and January 3, 1997, and the related consolidated statements of income, cash flow, and stockholders' equity for each of the three fiscal years in the period ended January 2, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sodexho Marriott Services, Inc. as of January 2, 1998 and January 3, 1997, and the results of its operations and its cash flow for each of the three fiscal years in the period ended January 2, 1998, in conformity with generally accepted accounting principles.



/s/ ARTHUR ANDERSEN LLP



Washington, D.C.
February 3, 1998 (except with respect to the matters discussed in Notes
                  2 and 14, as to which the date is October 7, 1998)

                         SODEXHO MARRIOTT SERVICES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
             FOR THE THIRTY-FOUR WEEKS ENDED AUGUST 28, 1998 AND FOR
    FISCAL YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND DECEMBER 29, 1995
                ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                         JANUARY 3, 1998
                                                               TO
                                                         AUGUST 28, 1998         1997              1996              1995
                                                       -------------------- ----------------- ----------------- ------------------
                                                           (34 WEEKS)         (52 WEEKS)        (53 WEEKS)        (52 WEEKS)

SALES                                                              $2,828            $5,026            $4,318             $3,634

OPERATING COSTS AND EXPENSES
     Operating expenses                                             2,709             4,847             4,141              3,504
     Loss on sale of MMS- UK operations                                 -                22                 -                  -
                                                       -------------------- ----------------- ----------------- ------------------
                                                                    2,709             4,869             4,141              3,504
                                                       -------------------- ----------------- ----------------- ------------------
OPERATING PROFIT BEFORE
   CORPORATE EXPENSES AND INTEREST                                    119               157               177                130
Corporate expenses, including
   amortization of intangible assets                                  (97)              (94)              (79)               (64)
Interest expense                                                      (65)             (110)              (85)               (53)
Interest income                                                        11                32                37                 39
                                                       -------------------- ----------------- ----------------- ------------------
(LOSS) INCOME FROM CONTINUING
   OPERATIONS, BEFORE TAXES AND
   EXTRAORDINARY ITEM                                                 (32)              (15)               50                 52
Benefit (Provision) for Income Taxes from
   Continuing Operations                                               13                15               (17)               (20)
                                                       -------------------- ----------------- ----------------- ------------------
(Loss) Income From Continuing Operations, Before
   Discontinued Operations and Extraordinary Item                     (19)                -                33                 32
Discontinued Operations, Net of Income Taxes                           77               335               273                215
                                                       -------------------- ----------------- ----------------- ------------------
Income Before Extraordinary Item                                       58               335               306                247
Loss from Extraordinary Item, Net of Income Taxes                     (44)                -                 -                  -
                                                       -------------------- ----------------- ----------------- ------------------
NET INCOME                                                          $  14            $  335            $  306             $  247
                                                       ==================== ================= ================= ==================

BASIC (LOSS) EARNINGS  PER SHARE:
   Continuing Operations                                           $(0.36)           $    -             $1.03              $1.03
   Discontinued Operations                                           1.48             10.53              8.56               6.89
                                                       -------------------- ----------------- ----------------- ------------------
                                                                     1.12             10.53              9.59               7.92
   Extraordinary Item                                               (0.85)                -                 -                  -
                                                       -------------------- ----------------- ----------------- ------------------
BASIC EARNINGS PER SHARE                                            $0.27            $10.53             $9.59              $7.92
                                                       ==================== ================= ================= ==================

DILUTED (LOSS) EARNINGS PER SHARE:
   Continuing Operations                                           $(0.36)           $    -             $0.97              $0.97
   Discontinued Operations                                           1.48             10.53              8.08               6.51
                                                       -------------------- ----------------- ----------------- ------------------
                                                                     1.12             10.53              9.05               7.48
   Extraordinary Item                                               (0.85)                -                 -                  -
                                                       -------------------- ----------------- ----------------- ------------------
DILUTED EARNINGS PER SHARE                                          $0.27            $10.53             $9.05              $7.48
                                                       ==================== ================= ================= ==================


                 See Notes To Consolidated Financial Statements.

                         SODEXHO MARRIOTT SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
              AUGUST 28, 1998, JANUARY 2, 1998 AND JANUARY 3, 1997
                                 ($ IN MILLIONS)

                                                                  AUGUST 28,        JANUARY 2,         JANUARY 3,
                                                                     1998              1998               1997
                                                               ----------------- ------------------ ------------------

                           ASSETS
Current Assets
     Cash and equivalents                                              $    79             $  139             $  128
     Accounts and notes receivable, net                                    374                487                419
     Inventories                                                            54                116                115
     Other                                                                  98                 77                 71
     Net current assets from discontinued operations                         -                 95                 31
                                                               ----------------- ------------------ ------------------
                  Total current assets                                     605                914                764
                                                               ----------------- ------------------ ------------------

Property and equipment, net                                                 82                505                918
Intangible assets, net                                                     573                388                506
Investments in affiliates                                                    5                197                154
Other                                                                       76                198                245
Net noncurrent assets of discontinued operations                             -              2,807              1,593
                                                               ----------------- ------------------ ------------------
                                                                        $1,341             $5,009             $4,180
                                                               ================= ================== ==================

       LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY

Current Liabilities
     Current portion of long-term debt                                 $    96             $   23             $   23
     Accounts payable                                                      222                548                479
     Accrued payroll and benefits                                          301                358                325
     Other current liabilities                                              27                220                265
     Payable to affiliates for excess net tangible assets                   49                  -                  -
                                                               ----------------- ------------------ ------------------
             Total current liabilities                                     695              1,149              1,092
                                                               ----------------- ------------------ ------------------

Long-term debt                                                           1,062              1,519              1,003
Other long-term liabilities                                                110                568                528
Convertible subordinated debt                                               29                310                297

Commitments and Contingencies (Note 11)

Stockholders' (deficit)/equity
     Preferred stock, no par value, 1 million shares
       authorized; no shares issued                                          -                  -                  -
     Common stock, $1 par value; 300 million,
       75 million and 75 million authorized; 61.9 million,
       31.5 million and 31.5 million shares issued
       and outstanding                                                      62                 32                 32
     Additional paid-in capital                                          1,322                805                751
     (Accumulated deficit)/retained earnings                            (1,946)               822                628
     Accumulated other comprehensive income (expense)                        7                (12)                (1)
     Treasury stock, at cost                                                 -               (184)              (150)
                                                               ----------------- ------------------ ------------------
        Total stockholders' (deficit)/equity                              (555)             1,463              1,260
                                                               ----------------- ------------------ ------------------
        Total liabilities and stockholders' (deficit)/equity            $1,341             $5,009             $4,180
                                                               ================= ================== ==================


                 See Notes To Consolidated Financial Statements.

                         SODEXHO MARRIOTT SERVICES, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOW
               FOR THE THIRTY-FOUR WEEKS ENDED AUGUST 28, 1998 AND
    FISCAL YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND DECEMBER 29, 1995
                                 ($ IN MILLIONS)

                                                               JANUARY 3, 1998
                                                                       TO
                                                                AUGUST 28, 1998         1997             1996             1995
                                                            --------------------- --------------- ----------------- ----------------
                                                                 (34 WEEKS)         (52 WEEKS)       (53 WEEKS)       (52 WEEKS)
CASH PROVIDED BY OPERATING ACTIVITIES
-------------------------------------
Net income                                                            $      14         $   335           $   306          $   247
Adjust to reconcile net income to cash and equivalents:
   Income from discontinued operations                                      (77)           (335)             (273)            (215)
   Extraordinary item - extinguishment of debt                               44               -                 -                -
   Depreciation and amortization expense                                     57              99               101               84
   Provision (benefit) for deferred taxes                                     6              (2)               (2)             (18)
   Changes in working capital                                               128              67                57               61
   Changes in discontinued operations                                       131             271               397              180
   Other                                                                     (2)            142                 6               40
                                                            --------------------- --------------- ----------------- ----------------
NET CASH PROVIDED BY CONTINUING
  OPERATING ACTIVITIES                                                      301             577               592              379
                                                            --------------------- --------------- ----------------- ----------------

CASH FLOW FROM INVESTING ACTIVITIES
-----------------------------------
Capital expenditures                                                        (86)           (282)             (170)             (78)
Net cash-Acquisitions                                                       24               -              (331)             (44)
Dispositions                                                                 29             441                60               33
Net (increase) decrease in loans to affiliates                                -               4                44              (18)
Cash from distributed operations                                           (305)              -                 -                -
Net investment in discontinued operations                                  (113)         (1,118)              (99)            (436)
Other                                                                      (160)            (86)              (53)             (14)
                                                            --------------------- --------------- ----------------- ----------------
NET CASH USED IN INVESTING ACTIVITIES                                      (611)         (1,041)             (549)            (557)
                                                            --------------------- --------------- ----------------- ----------------

CASH FLOW FROM FINANCING ACTIVITIES
-----------------------------------
Proceeds from the issuance of long-term debt                              1,820             687                 -              556
Repayments of long-term debt                                             (1,900)            (18)             (137)            (341)
Proceeds from issuance of convertible subordinated debt                       -               -               288                -
Proceeds from issuance of common stock for Acquisition                      304               -                 -                -
Common stock issued-ESOP & other                                            72              40                43               40
Purchases of treasury stock                                                 (35)           (191)             (158)             (17)
Dividends paid - common                                                     (11)            (43)              (40)             (35)
                                                            --------------------- --------------- ----------------- ----------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         250             475                (4)             203
                                                            --------------------- --------------- ----------------- ----------------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                       $     (60)        $    11           $    39          $    25

CASH & CASH EQUIVALENTS BEGINNING OF PERIOD                                 139             128                89               64
                                                            --------------------- --------------- ----------------- ----------------

CASH & CASH EQUIVALENTS END OF PERIOD                                 $      79         $   139           $   128          $    89
                                                            ===================== =============== ================= ================

SUPPLEMENTAL:
   Interest paid-continuing operations                                $      64         $    96           $    57          $    32
   Income tax payments-continuing operations                                 23              19                35               42

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock for Acquisition                           $     275         $     -           $     -          $     -

                 See Notes To Consolidated Financial Statements.

                         SODEXHO MARRIOTT SERVICES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE THIRTY-FOUR WEEKS ENDED AUGUST 28, 1998
 AND FISCAL YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND DECEMBER 29, 1995
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                           (ACCUMULATED   ACCUMULATED
    COMMON                                                    ADDITIONAL     DEFICIT)/       OTHER         TREASURY
    SHARES                                         COMMON      PAID-IN       RETAINED    COMPREHENSIVE      STOCK,
 OUTSTANDING                                        STOCK      CAPITAL       EARNINGS   INCOME (EXPENSE)    AT COST         TOTAL
--------------- -------------------------------- ---------- ------------- ------------- ---------------- ------------- -------------

         30.6   Balance, December 30, 1994            $32        $  723       $   183           $   (3)        $(168)     $    767

            -   Net income                              -             -           247                -             -           247
            -   Foreign exchange translation            -             -             -                1             -             1
                                                 ---------- ------------- ------------- ---------------- ------------- -------------
            -   TOTAL COMPREHENSIVE INCOME              -             -           247                1             -           248
                                                 ---------- ------------- ------------- ---------------- ------------- -------------

                Employee stock plan
          0.9     issuance and other                    -            (7)            -                -            97            90
            -   Dividends ($1.12 per share)             -             -           (35)               -             -           (35)
         (0.1)  Purchases of treasury stock             -             -             -                -           (16)          (16)
--------------- -------------------------------- ---------- ------------- ------------- ---------------- ------------- -------------

         31.4   Balance, December 29, 1995             32           716           395               (2)          (87)        1,054

            -   Net income                              -             -           306                -             -           306
            -   Foreign exchange translation            -             -             -                1             -             1
                                                 ---------- ------------- ------------- ---------------- ------------- -------------
            -   TOTAL COMPREHENSIVE INCOME              -             -           306                1             -           307
                                                 ---------- ------------- ------------- ---------------- ------------- -------------

                Employee stock plan
          0.9     issuance and other                    -            35           (32)               -           100           103
             -  Dividends ($1.28 per share)             -             -           (41)               -             -           (41)
         (0.8)  Purchases of treasury stock             -             -             -                -          (163)         (163)
--------------- -------------------------------- ---------- ------------- ------------- ---------------- ------------- -------------

         31.5   Balance, January 3, 1997               32           751           628               (1)         (150)        1,260

            -   Net income                              -             -           335                -             -           335
            -   Unrealized Gain on Securities           -             -             -                5             -             5
            -   Foreign exchange translation            -             -             -              (16)            -           (16)
                                                 ---------- ------------- ------------- ---------------- ------------- -------------
            -   TOTAL COMPREHENSIVE INCOME              -             -           335              (11)            -           324
                                                 ---------- ------------- ------------- ---------------- ------------- -------------

                Employee stock plan
          0.8     issuance and other                    -            54           (97)               -           173           130
            -   Dividends ($1.40 per share)             -             -           (44)               -             -           (44)
         (0.8)  Purchases of treasury stock             -             -             -                -          (207)         (207)
--------------- -------------------------------- ---------- ------------- ------------- ---------------- ------------- -------------

         31.5   Balance, January 2, 1998               32           805           822              (12)         (184)        1,463
                                                        -             -             -                -             -             -
            -   Net income                              -             -            14                -             -            14
            -   Unrealized Gain on Securities           -             -             -                1             -             1
            -   Foreign exchange translation            -             -             -               (6)            -            (6)
                                                 ---------- ------------- ------------- ---------------- ------------- -------------
            -   TOTAL COMPREHENSIVE INCOME              -             -            14               (5)            -             9
                                                 ---------- ------------- ------------- ---------------- ------------- -------------

            -   Distribution to Shareholders            -             -        (2,715)              24             -        (2,691)
                Shares issued to Sodexho--
         29.9     related to the Acquisition           30           549             -                -             -           579
                Employee stock plan
          0.6     issuance and other                    -           (32)          (56)               -           160            72
            -   Dividends ($0.36 per share)             -             -           (11)               -             -           (11)
         (0.1)  Purchases of treasury stock             -             -             -                -           (35)          (35)
            -   Cancellation of treasury stock          -             -             -                -            59            59
--------------- -------------------------------- ---------- ------------- ------------- ---------------- ------------- -------------

         61.9   Balance, August 28, 1998              $62        $1,322       $(1,946)          $    7         $   -       $  (555)
=============== ================================ ========== ============= ============= ================ ============= =============

                 See Notes To Consolidated Financial Statements.

                         SODEXHO MARRIOTT SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Sodexho Marriott Services, Inc. (the "Company") is the leading provider in North America of outsourced food and facilities management services to businesses, health care facilities, colleges and universities, and primary and secondary schools. Food services include food and beverage procurement, preparation and menu planning, as well as the operation and maintenance of food service and catering facilities, generally on a client's premises. Facilities management services include plant maintenance, energy management, grounds keeping, and housekeeping and custodial services.

The Company was formerly named Marriott International, Inc. ("MI"). Upon consummation of the Distribution, Acquisition and Refinancing (collectively, the "Transactions"), which occurred on March 27, 1998, the last day of the first quarter of 1998, Marriott International, Inc. was renamed Sodexho Marriott Services, Inc. As of March 27, 1998, the principal business of the Company changed from lodging and contract services to food and facilities management services. In connection with the Distribution and Acquisition, the Company began a restructuring and refinanced its debt. The Transactions are explained in detail in Notes 2, 3, and 4.

All material intercompany transactions and balances between Sodexho Marriott Services, Inc., and its consolidated subsidiaries have been eliminated. Certain amounts previously presented have been reclassified to conform to the current presentation. Additionally, related to the Distribution on March 27, 1998, the Company has combined the results of operations, cash flow and balance sheet items of the lodging segment as "Discontinued Operations" for all periods presented (see "Distribution" below and Note 2).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Accordingly, ultimate results could differ from those estimates.

DISTRIBUTION

On March 27, 1998, the Company completed the Distribution to its shareholders, on a pro rata basis, of all outstanding shares of New Marriott MI, Inc. ("New Marriott"), a wholly owned subsidiary of the Company, in a tax-free distribution (the "Distribution"). New Marriott conducts the lodging (including timeshare resort development and operation), senior living services and distribution service businesses previously conducted by the Company and changed its name to Marriott International, Inc. The food service and facilities management business will continue to be conducted by the Company. Immediately after the Distribution, the Company acquired the North American food service and facilities management operations of Sodexho Alliance, S.A. (Sodexho) in exchange for stock of the Company, with the Company operating the combined food service and facilities management businesses under the name - Sodexho Marriott Services, Inc. As a result of the issuance of new shares of the Company's common stock to Sodexho in connection with the Acquisition, the shareholders who owned 100% of the Company immediately prior to the Distribution owned approximately 51% of the Company thereafter. At the same time, the Company obtained financing arranged by Sodexho, to refinance certain existing indebtedness of the Company.

For the purposes of governing certain of the ongoing relationships between MI and the Company after the Distribution and to provide for an orderly transition, MI and the Company entered into various agreements including the Employee Benefits and Other Employment Matters Allocation Agreement, Liquid Yield Option Notes (LYONs) Allocation Agreement, Tax Sharing Agreement, Trademark and Trade Name License Agreement, Noncompetition Agreement, Employee Benefit Services Agreement, Procurement Services Agreement, Distribution Services Agreement and other transitional services agreements. Effective March 27, 1998, these agreements provided, among other things, that MI assumed administration of certain of the Company's employee benefit plans and insurance programs as well as succeed to the Company's liability to LYONs holders under the LYONs Indenture, a portion of which was assumed by the Company. In connection with the Distribution, on October 31, 1997, the Company sold the MMS- UK operations to Sodexho for $50 million in cash. The sale resulted in a pretax loss of $22 million ($14 million after tax, or $0.40 per share).

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

REVERSE STOCK SPLIT

The Company also combined every four shares of its common stock into one share of the Company's common stock pursuant to a reverse stock split on March 27, 1998. All share and per share data has been adjusted to reflect a one-for-four reverse stock split effective March 27, 1998.

FISCAL YEAR

On April 15, 1998, the Company's Board of Directors approved a change in the Company's fiscal year from the Friday closest to the end of December to the Friday closest to the end of August, effective immediately. This change resulted in a 34-week transition period (the "Transition Period") from the end of fiscal 1997 to the end of the new fiscal year on August 28, 1998. The new fiscal 1999 year will have 53 weeks, ending on September 3, 1999.

Prior to the 1998 Transition Period, the Company's fiscal year ended on the Friday nearest to December 31. The 1997 fiscal year included 52 weeks and ended on January 2, 1998 ("Fiscal 1997" or "1997"). The 1996 fiscal year included 53 weeks and ended on January 3, 1997 ("Fiscal 1996" or "1996"), while the 1995 fiscal year included 52 weeks and ended on December 29, 1995 ("Fiscal 1995" or "1995").

REVENUE RECOGNITION AND ACCOUNTS AND NOTES RECEIVABLE

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

The allowance for doubtful accounts for continuing operations was $17 million, $12 million, and $11 million as of August 28, 1998, January 2, 1998 and January 3, 1997, respectively. Concentration of credit risk within accounts receivable is limited because a large number of customers make up the Company's customer base, thus spreading risk associated with trade credit. In addition, the Company closely monitors its accounts receivable. The Company generally does not require collateral and maintains reserves for potential uncollectible amounts, which, in the aggregate, have not exceeded management's expectations.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of undiscounted expected future cash flow is less than the carrying amount of long-lived assets, the Company recognizes an impairment loss based on the amount by which the carrying amount of the asset exceeds the fair value of the asset.


INTEREST-RATE AGREEMENTS

The Company's policies prohibit the use of derivative instruments for trading purposes and procedures are in place to monitor and control their use. The use of derivative instruments is limited to interest-rate agreements for the purpose of reducing the variability of the Company's debt costs. These agreements are entered into in conjunction with the issuance of the debt they are intended to modify.

The notional balances of these agreements represent a balance used to calculate the exchange of cash flows and are not assets or liabilities of the Company, in addition to not representing an exposure to credit loss. The notional amount and interest payment of these agreements match the cash flows of the related debt. Accordingly, any market risk or opportunity associated with these agreements is offset by the opposite market impact on the related debt. The Company's credit risk related to interest-rate agreements is considered low because they are entered into only with strong creditworthy counterparties and are generally settled on a net basis. The difference paid or received on interest-rate agreements is recognized as an adjustment to interest expense. See Note 8 for the notional amounts, related interest rates, maturities, and fair values of these interest-rate agreements.

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INCOME TAXES

The Company recognizes deferred tax assets and liabilities based upon the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards.

EXTRAORDINARY ITEM

On March 27, 1998, the Company recognized an extraordinary charge of $71 million ($44 million after the related income tax benefit of $27 million) in connection with the redemption and defeasance of the Secured Debt (see Note 8). This loss primarily represented premiums of $67 million paid on the redemptions and $4 million of financing costs.

EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in fiscal 1997. Fiscal years prior to 1997 have been restated to conform with this pronouncement. Under SFAS No. 128, basic earnings per share is computed by dividing net income by the weighted-average number of outstanding common shares. Diluted earnings per share is computed by dividing net income by the diluted weighted-average number of outstanding common shares. In addition, on March 27, 1998, the Company's common stock underwent a one-for-four reverse stock split. Earnings per share computations have been restated to reflect this reverse stock split.

A comparison of earnings per share as previously calculated to new computation under SFAS No. 128, for the years affected follows:

                                                                     1997               1996                1995
Primary Earnings Per Share as previously calculated                        $9.96              $9.04               $7.48
                                                               ================== ================== ===================
Fully Diluted Earnings Per Share as previously calculated                  $9.84              $8.96               $7.48
                                                               ================== ================== ===================

Basic Earnings Per Share                                                  $10.53              $9.59               $7.92
                                                               ================== ================== ===================
Diluted Earnings Per Share                                                $10.53              $9.05               $7.48
                                                               ================== ================== ===================

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents. The Company uses drafts in its cash management system. At August 28, 1998, the Company had $34 million of outstanding drafts included in accounts payable, compared with outstanding draft totals of $193 million and $180 million at January 2, 1998 and January 3, 1997, respectively.

INVENTORIES

Inventories consist of food items and supplies, which are stated at the lower of average cost or market, generally using the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally ranging from 3 to 40 years. Replacements and improvements are capitalized. Leasehold improvements, net of estimated residual value, are amortized over the shorter of the useful life of the asset or the lease term.

INTANGIBLE ASSETS

Intangible assets consist of goodwill and customer relationships. Intangible assets are amortized on a straight-line basis over periods generally ranging from 30 to 40 years for goodwill and 10 to 20 years for customer relationships.

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Amortization expense for continuing operations totaled $26 million for the Transition Period ended August 28, 1998, $25 million in fiscal year 1997, $26 million in fiscal 1996, and $24 million in fiscal 1995. Amortization expense for discontinued operations totaled $8 million for the Transition Period ended August 28, 1998, $42 million in fiscal year 1997, $8 million in fiscal 1996, and $5 million in fiscal 1995.

OTHER ASSETS

Included in other assets are client investments, which represent amounts provided by the Company to clients at contract inception for the purchase of property and equipment pertaining to the contract. These amounts are amortized over the life of the related contract. When a contract terminates prior to its scheduled termination date, the client generally must repay any unamortized client investment balance to the Company.

SELF-INSURANCE

Except for the period of October 1, 1997 to March 27, 1998, the Company is partially self-insured for certain levels of workers' compensation, general liability, employment practices and employee medical coverage. Estimated costs for these self-insurance programs are accrued at the present value (discounted at a rate of 5% at fiscal year end 1998) of projected settlements for known and anticipated claims. Self-insurance liabilities of the Company amounted to $87 million at August 28, 1998. The Company was fully insured for most claims occurring during the period of October 1, 1997 to March 27, 1998, as the Company placed certain insurance programs with third-party providers during the period.

ACCUMULATED OTHER COMPREHENSIVE INCOME

In June 1997, SFAS No. 130--"Reporting Comprehensive Income" was issued, requiring that certain financial activity typically disclosed in stockholders' equity be reported in the financial statements as an adjustment to net income in determining comprehensive income. Items applicable to the Company include activity in foreign exchange translation adjustments and securities available for sale under SFAS No. 115. Items identified as comprehensive income are reported in the Consolidated Balance Sheet and the Consolidated Statement of Stockholders' Equity, under separate captions.

Results for the Canada division are translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities are translated using the exchange rate in effect at the applicable balance sheet date, and resulting translation adjustments are reflected in stockholders' (deficit)/equity as accumulated other comprehensive income.

Accumulated other comprehensive income was comprised of $10.7 million of gross foreign exchange translations losses, net of taxes totaling $4.3 million, and $1.3 million of gross securities gain adjustments under SFAS No. 115, net of taxes totaling $0.5 million at August 28, 1998. For Fiscal 1997, accumulated other comprehensive income was comprised of $26.6 million of gross foreign exchange translations losses, net of taxes totaling $10.4 million, and $8.9 million of gross securities gain adjustments under SFAS No. 115, net of taxes totaling $3.5 million. For Fiscal 1996, accumulated other comprehensive income was comprised solely of $2.4 million of gross foreign exchange translations losses, net of taxes totaling $1.0 million.

SEGMENT REPORTING

In June 1997, SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information" was issued requiring the reporting of selected segmented information in quarterly and annual reports. Information from operating segments is derived from methods used by the Company's management to allocate resources and measure performance. The Company is required to disclose profit/loss, revenues and assets for each segment identified, including reconciliations of these items to consolidated totals. The Company is also required to disclose the basis for identifying the segments and the types of products and services within each segment. SFAS No. 131 is effective for the Company for the Transition Period ended August 28, 1998 (see Note 14), and quarterly beginning in fiscal 1999, including the restatement of prior periods reported consistent with this pronouncement, if practicable. The Company did not have any material impact from the implementation of SFAS No. 131.

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

NEW ACCOUNTING STANDARDS

SFAS No. 133-- "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and will require the Company to record derivative instruments, such as interest-rate agreements on the Consolidated Balance Sheet as assets or liabilities, measured at fair value. Currently, the Company treats such instruments as off-balance-sheet items. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the specific use of each derivative instrument and whether it qualifies for hedge accounting treatment as stated in the standard. SFAS No. 133 will be effective for the Company on September 4, 1999, the beginning of fiscal year 2000. The impact to the Company's financial position of implementing SFAS No. 133 has yet to be determined.


(2)  THE DISTRIBUTION AND DISCONTINUED OPERATIONS

THE DISTRIBUTION

On March 27, 1998, the Company distributed to its shareholders, on a pro rata basis, all outstanding shares of New Marriott MI, Inc., a wholly owned subsidiary of the Company, in a tax-free distribution (the "Distribution"). New Marriott MI, Inc., subsequently renamed Marriott International, Inc. (together with subsidiaries, "MI") conducts business in the lodging segment and two of the three lines of business in the contract services segment - Marriott Senior Living Services ("MSLS") and Marriott Distribution Services ("MDS"). The lodging, MSLS and MDS businesses are collectively referred to as Distributed Operations. The third line of business in the contract services segment, Marriott Management Services ("MMS"), has become the principal business of the Company.

DISCONTINUED OPERATIONS

As a result of the Distribution, the Consolidated Financial Statements and Notes thereto have been restated to present the lodging segment distributed to shareholders as Discontinued Operations. The MDS, MSLS and MMS business make up the Contract Services segment in the historical financial statements of the Company. Thus, the distributed operations of MSLS and MDS are presented as continuing operations prior to the date of distribution, March 27, 1998.

Discontinued Operations, Net of Income Taxes, is comprised of the following:

                                        34 WEEKS ENDED
                                       AUGUST 28, 1998           1997               1996               1995
                                      ------------------- ------------------- ------------------ ------------------
                                                       ($ in millions, except per share amounts)
Sales                                             $1,774              $7,008             $5,854             $5,327

Income Before Income Taxes                        $  158              $  569             $  452             $  360
Income Taxes                                         (64)               (234)              (179)              (145)
                                      ------------------- ------------------- ------------------ ------------------
Income -Discontinued Operations                   $   94              $  335             $  273             $  215

Costs Associated with Effecting
  the Distribution                                $  (28)             $    -             $    -             $    -
Income Taxes                                          11                   -                  -                  -
                                      ------------------- ------------------- ------------------ ------------------
Net Costs Associated with
  Effecting the Distribution                      $  (17)             $    -             $    -             $    -
                                      ------------------- ------------------- ------------------ ------------------
Discontinued Operations,
  Net of Income Taxes                             $   77              $  335             $  273             $  215
                                      =================== =================== ================== ==================

Basic Earnings Per Share                           $1.48              $10.53              $8.56              $6.89
Diluted Earnings Per Share                         $1.48              $10.53              $8.08              $6.51


Results of discontinued operations in 1998 include a pretax charge of $28 million relating to the Distribution detailed above, and was comprised of legal, administrative and accounting costs to consummate the Distribution. Net identifiable assets of the Lodging segment totaled $2.90 billion, $1.62 billion and $1.53 billion as of the end of fiscal years ended 1997, 1996 and 1995, respectively (see Note 14).

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(3)  ACQUISITION

On March 27, 1998, Sodexho transferred to the Company the operations of Sodexho North America having a fair market value of $278 million, combined with a cash payment of $304 million, in exchange for 29.9 million shares of the Company's common stock, after giving effect to the one-for-four reverse stock split (see
Note 1 and Note 9). The purchase price included approximately $3 million in transaction costs. As a result of the issuance of new shares to the Company's common stock to Sodexho in connection with the Acquisition, the shareholders who owned 100% of the Company immediately prior to the Distribution owned approximately 51% immediately thereafter.

The Acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the fair market value of assets acquired and liabilities assumed as follows:

                                                                                        ($ in millions)
                                                                                        -----------------
                     Current assets                                                            $    142
                     Other assets                                                                    52
                     Customer relationships                                                         120
                     Current liabilities                                                           (137)
                     Payable to Sodexho for excess net tangible assets                              (18)
                     Other liabilities                                                              (37)
                     Debt                                                                           (73)
                     Deferred taxes, net                                                             (9)
                     Goodwill                                                                       238
                                                                                        -----------------

                               Subtotal                                                             278
                     Cash contributed to the Company                                                304
                                                                                        -----------------

                               Total purchase price                                            $    582
                                                                                        =================

Pro forma results of the Company, assuming the Acquisition had been made at the beginning of the periods presented are shown below:

PRO FORMA UNAUDITED RESULTS OF OPERATIONS
($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                            34 WEEKS ENDED       52 WEEKS ENDED
                                                                            AUGUST 28, 1998      JANUARY 2, 1998
                                                                          -------------------- --------------------
                                                                          ($ in millions, except per share amounts)

          SALES                                                                     $  2,716              $ 4,163

          OPERATING COSTS AND EXPENSES                                                 2,574                3,908
                                                                          -------------------- --------------------

          OPERATING PROFIT BEFORE CORPORATE
               ITEMS                                                                     142                  255
          Corporate expenses and amortization of intangible assets                       (68)                (116)
          Interest expense, net                                                          (57)                 (87)
                                                                          -------------------- --------------------

          INCOME BEFORE INCOME TAXES                                                      17                   52
          Provision for income taxes                                                      (8)                 (25)
                                                                          -------------------- --------------------

          PRO FORMA NET INCOME                                                      $      9              $    27
                                                                          ==================== ====================

          PRO FORMA EARNINGS PER SHARE:
              BASIC                                                                 $    0.14             $  0.43
                                                                          -------------------- --------------------
              DILUTED                                                               $    0.14             $  0.43
                                                                          ==================== ====================

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(3)  ACQUISITION, CONTINUED

Pro forma sales include the combined actual sales of the food and facilities management services business of MMS and Sodexho North America. Pro forma operating profit before corporate expenses and interest reflects the pro rata amount of approximately $15.9 million of annual amortization expense for the intangible assets related to the Acquisition. Pro forma corporate expenses include the combined corporate overhead of both businesses. No synergies are assumed and integration and restructuring costs totaling $31 million have been excluded from the 34 weeks ended August 28, 1998 results. However, an estimate of $6.4 million in annual costs were included on a pro rata basis in all periods presented until the date of the Transactions, representing the incremental costs to operate as a separate public entity. Additionally, had the Company fully completed the consolidation of the MMS and Sodexho North America processing systems, and related hiring of certain personnel after the Acquisition, additional costs of approximately $5 million pretax would have been incurred during the 22-week Stub Period in 1998. For the 52 weeks ended January 2, 1998, the loss from the sale and operations of the MMS- UK operations sold to Sodexho in October 1997 have been excluded from the results presented.

Pro forma interest expense, net, represents the estimated costs as if the Refinancing (see Note 8) and the interest-rate agreements had been in place on the first day of both periods presented. An effective income tax rate of 48% and 49% were used for current and prior period, respectively. Pro forma results do not include the extraordinary item related to the Refinancing.

Pro forma basic earnings per share were calculated on a share base of 61.9 million for both periods presented, which represents the number of shares outstanding on August 28, 1998. Pro forma diluted earnings per share were calculated on a share base of 62.6 million for both periods presented. The dilutive shares are due to stock option plans, deferred stock incentive plans, and convertible debt outstanding.

(4)  INTEGRATION AND RESTRUCTURING

Integration and restructuring actions taken in the Transition Period, reflect the undertaking by the Company to integrate and realign resources for more effective and efficient execution of operating strategies. Integration costs totaled $24 million during the Transition Period. The integration costs include, among other items, training and relocating of former MMS employees, incremental overhead during the integration phase, systems modifications, and other one-time costs.

Restructuring costs represent employee termination benefits, office closure expenditures, and other costs related to a restructuring plan initiated from the Transactions. The acquisition reserve, which totaled $24 million at August 28, 1998, generally represents the estimated cost of termination benefits for approximately 350 former Sodexho North American employees as well as the estimated cost for the closure of certain Sodexho North American offices. In addition, restructuring charges totaling $7 million were recorded in the Consolidated Statement of Income for the Transition Period, related to the estimated cost of termination benefits for approximately 50 employees of MMS.

Acquisition Reserve activity related to the Transactions for the 22-week Stub Period is detailed below:

                                       BALANCE AS OF                             BALANCE AS OF
                                      MARCH 27, 1998          PAYMENTS          AUGUST 28, 1998
                                    -------------------- -------------------- ---------------------
                                                           ($ in millions)
Employee Terminations                             $12.8               $(2.5)                 $10.3
Relocation of Sodexho Facilities                    2.7                (0.1)                   2.6
Closures                                            3.1                  --                    3.1
Other                                              11.8                (3.9)                   7.9
                                    -------------------- -------------------- ---------------------

Total                                             $30.4               $(6.5)                 $23.9
                                    ==================== ==================== =====================

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(4)  INTEGRATION AND RESTRUCTURING, CONTINUED

In addition, combined Integration and Restructuring expenses recorded in the Consolidated Statement of Income during the Transition Period are as follows:

                                                           34 WEEKS ENDED
                                                           AUGUST 28, 1998
                                                      -------------------------
                                                           ($ in millions)
Integration:
   Duplicate Overhead                                                    $ 9.4
   MMS Relocation                                                          1.7
   Training Systems                                                        1.3
   Other                                                                  12.0
Restructuring:
   Employee Terminations                                                   2.2
   Closures                                                                2.1
   Other                                                                   2.4
                                                      -------------------------

Total                                                                    $31.1
                                                      =========================


(5)  RELATIONSHIP WITH MARRIOTT INTERNATIONAL AND SODEXHO ALLIANCE, S.A.

RELATIONSHIP WITH MARRIOTT INTERNATIONAL ("MI")

Pursuant to the Distribution agreement (see Note 2), the Company and MI agreed upon the allocation of assets and liabilities related to the MMS business and MI business. In this regard, the Company agreed generally to indemnify MI against liabilities that relate to the MMS business, and MI agreed generally to indemnify the Company against liabilities that relate to the MI Business. The Company and MI also agreed to enter into a number of agreements governing their relationship after March 27, 1998, as described below.

TAX SHARING AGREEMENT. The Tax Sharing Agreement by and among the Company, MI and Sodexho Alliance, S.A. ("Sodexho") provides that MI is liable for all taxes of the Company (other than sales, use and property taxes, which are borne by the entities filing such returns) for all periods up to and including March 27, 1998. In addition, the parties have agreed for certain specified periods after the Distribution not to take specific actions that could cause the Distribution not to have Tax-Free Status.

EMPLOYEE BENEFITS ALLOCATION AGREEMENT. On September 30, 1997, the Company and MI entered into an Employee Benefits and Other Employment Matters Allocation Agreement providing for the allocation of employees of the Company and obligations and responsibilities regarding compensation, benefits and labor matters. The Company and MI may amend and/or terminate any of the benefit plans covering their employees at any time. Specific provisions of this agreement also include allocations of the Company's profit sharing, deferred compensation and stock option plans with MI.

MEDICAL AND OTHER WELFARE BENEFITS PLANS. MI assumed the administration of the Company's medical, dental, short-term disability, vacation and group term life insurance plans incurred before March 27, 1998 by MI employees, the Company's employees and former employees. The Company established and maintains a separate medical, dental, short-term disability, vacation and group term life insurance plans for its employees after the Distribution.

TRADEMARK LICENSE AGREEMENT. As part of the contribution of assets to MI, the Company transferred and assigned to MI all of the Company's right, title and interest in certain trademarks, including the trademarks "Marriott," "Courtyard," "Residence Inns by Marriott" and "Fairfield Inns by Marriott." Pursuant to the terms of the agreement MI generally granted to the Company a limited nonexclusive right to use the "Marriott" name solely in connection with MMS as defined in the agreement. For four years after March 27, 1998, the Company is permitted to use the "Marriott" name as part of its corporate name and the names of its principal business divisions. During the term of the license, the Company pays MI a license fee of $1 million per year, payable quarterly in advance. MI may terminate the Trademark License Agreement prior to the expiration of its term under certain conditions. In addition, the Company may terminate this agreement upon 180 days' prior written notice to MI.

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(5)  RELATIONSHIP WITH MARRIOTT INTERNATIONAL AND
          SODEXHO ALLIANCE, S.A., CONTINUED

NONCOMPETITION AGREEMENT. The Company and MI entered into a Noncompetition Agreement generally prohibiting MI from competing in the core business of MMS (as defined) in the United States, Canada and the United Kingdom for a period of four years. However, per the agreement, MI may enter into certain negligible investments (as defined) in businesses that compete with the Company through direct investment or acquisitions.

LYONS ALLOCATION AGREEMENT AND SUPPLEMENTAL INDENTURE. The Company had issued $540 million face amount of Liquid Yield Option Notes ("LYONs"), with an accreted value as of January 2, 1998 of approximately $310 million. Pursuant to the LYONs Allocation Agreement and a supplemental indenture to the LYONs Indenture, MI assumed responsibility for all of the debt obligations evidenced by the LYONs by becoming a successor to the Company in accordance with the terms of the LYONs Indenture. The Company assumed responsibility for a portion of the LYONs equal to its pro rata share based on the relative equity values of the Company and MI, although MI will remain liable for any payments that the Company fails to make on its allocable portion. Accordingly, MI and the Company will share, in accordance with the foregoing allocations, responsibility for all increases in the accreted value of LYONs following the Distribution and all payment obligations at maturity or pursuant to an exercise of issuer call rights or holder put rights, and MI and the Company will each issue shares of its own stock in satisfaction of any exercise by the LYONs holders of their conversion rights.

ADDITIONAL AGREEMENTS BETWEEN THE COMPANY AND MI. In connection with the Distribution agreement, the Company and MI (or a subsidiary of MI) have entered into a number of additional agreements providing for the delivery of certain transitional and other services between the companies. The terms and conditions of these agreements were negotiated by the parties bargaining at arm's length. Such additional agreements include agreements regarding payroll processing, benefits administration, procurement, distribution, information technology, and office space and related facilities management in the MI corporate headquarters (see Note 2).

The anticipated payments from MI to the Company and from the Company to MI associated with the performance of these agreements (excluding pass-through product costs) are approximately $4 to 5 million and approximately $60 to $65 million, respectively, for the full 1999 fiscal year. Payments made to MI for the 1998 22-week Stub Period totaled approximately $25 million, with total receipts from MI of $2 million during the same period.

As part of the Transactions, the Company entered into an agreement with MI that established a reasonable amount of adjusted net tangible assets (as defined in the agreement) for the operations that were not part of the Distribution immediately prior to the consummation of the Transactions. This agreement provided that the Company would pay MI the amount by which the adjusted net tangible assets total is greater than $103 million, estimated at March 27, 1998 to be $29 million payable to MI. Subject to final review by the Company, Sodexho and MI, the amount plus accrued interest is expected to be finalized and paid during the second quarter of fiscal 1999.

RELATIONSHIP WITH SODEXHO ALLIANCE, S.A. ("SODEXHO")

ROYALTY AGREEMENT AND ASSISTANCE AGREEMENT. The Company and Sodexho entered into a Royalty Agreement and an Assistance Agreement effective March 27, 1998. Pursuant to these agreements, the Company has the right to use the name "Sodexho" in connection with its operations in the United States and Canada for a period of 10 years, for a royalty payment equal to 0.05% of the annual gross revenues of the Company during the first three years of the Royalty Agreement. Thereafter, Sodexho and the Company will negotiate in good faith to determine the royalty fee, based on fair market value. The Royalty Agreement may be terminated by the Company at any time after Sodexho owns less than 10% of the outstanding Common Stock of the Company. Sodexho may terminate the Royalty Agreement prior to the expiration of its term under certain circumstances.

The Assistance Agreement sets forth certain services provided by Sodexho to the Company, including services related to purchasing activities, catering and site support services, marketing, management and administration, legal and financial matters, humans relations, communications and cash management. In exchange for these services, the Company pays to Sodexho a fee equal to a percentage of the annual gross revenues of the Company and its subsidiaries. Pursuant to the terms of the Assistance Agreement, no fee was owed during the 22 week Stub Period ended August 31, 1998. The anticipated payments from the Company to Sodexho associated with the performance of services is approximately $4 million for the full 1999 fiscal year. Payments made to Sodexho for the 1998 22-week Stub Period totaled approximately $1 million.

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(5)  RELATIONSHIP WITH MARRIOTT INTERNATIONAL AND
          SODEXHO ALLIANCE, S.A., CONTINUED

OTHER ARRANGEMENTS. Sodexho has agreed to guarantee the following: (i) the payment when due of certain deferred compensation amounts payable by the Company to the Company's employees, (ii) the obligations of the Company under the LYONs allocation agreement and the LYONs indenture, (iii) obligations with respect to certain insurance costs that are set forth in the Distribution agreement, and
(iv) Senior Credit Guarantee Facility (see Note 8) where Sodexho has guaranteed the Company for a credit facility in exchange for a guarantee fee equal to 0.50% per annum of the outstanding principal amount of indebtedness. In addition, the Company and Sodexho entered into a stockholder agreement covering certain corporate governance matters and that grants Sodexho certain registration rights with respect to stock of the Company held by Sodexho as well as certain rights to nominate members of the Company's Board of Directors.

As part of the Acquisition, the Company entered into an agreement with Sodexho that established a reasonable amount of adjusted net tangible assets (as defined in the agreement) from the Acquisition immediately prior to the consummation of the Acquisition. This agreement provided that the Company would pay Sodexho the amount by which the adjusted net tangible assets total is less than a negative $35 million, estimated on March 27, 1998 to be $20 million payable to Sodexho. Subject to final review by the Company, MI and Sodexho, the amount plus accrued interest is expected to be finalized and paid in the second quarter of fiscal 1999.

(6)  PROPERTY AND EQUIPMENT

                                                       AUGUST 28, 1998              1997                    1996
                                                      ------------------      ------------------     -------------------
                                                                               ($ IN MILLIONS)
Land                                                            $    9                  $   89                  $  129
Buildings and leasehold improvements                                20                     242                     637
Furniture and equipment                                            217                     303                     307
Construction in progress                                             3                     129                      83
                                                      ------------------      ------------------     -------------------
                                                                   249                     763                   1,156
Accumulated depreciation and amortization                         (167)                   (258)                   (238)
                                                      ------------------      ------------------     -------------------
                                                                $   82                  $  505                  $  918
                                                      ==================      ==================     ===================

Property and equipment is recorded at cost, including interest, rent and real estate taxes incurred during development and construction. Interest capitalized for continuing operations was not material for all periods presented. Interest capitalized for discontinued operations totaled $16 million in 1997, $9 million in 1996 and $8 million in 1995. Replacements and improvements that extend the useful life of property and equipment are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the asset life or lease term. As a result of the Distribution, approximately $1.09 billion and $976 million of the Company's property and equipment was restated as Discontinued Operations as of fiscal years ended 1997 and 1996, respectively (see Notes 1 and 2).

(7)  INTANGIBLE ASSETS

                                                       AUGUST 28, 1998              1997                    1996
                                                      ------------------      ------------------     -------------------
                                                                               ($ IN MILLIONS)
Customer relationships                                            $477                    $389                    $417
Goodwill                                                           413                     269                     337
Other                                                               24                      10                       8
                                                      ------------------      ------------------     -------------------
                                                                   914                     668                     762
Accumulated amortization                                          (341)                   (280)                   (256)
                                                      ------------------      ------------------     -------------------
                                                                  $573                    $388                    $506
                                                      ==================      ==================     ===================

Amortization expense for continuing operations totaled $26 million for the 34 weeks ended August 28, 1998, $25 million in 1997, $26 million in 1996 and $24 million in 1995. As a result of the Distribution, approximately $1.29 billion and $142 million of the Company's intangible assets was restated as Discontinued Operations as of fiscal years ended 1997 and 1996, respectively (see Notes 1 and 2). Amortization expense for discontinued operations totaled $8 million for the 34 weeks ended August 28, 1998, $42 million in 1997, $8 million in 1996 and $5 million in 1995.

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(8)  DEBT

                                                        AUGUST 28, 1998     JANUARY 2, 1998     JANUARY 3, 1997
                                                        ------------------- ------------------- -------------------
                                                                             ($ IN MILLIONS)
SHORT-TERM DEBT:

Current Portion of Long-Term Debt                                  $   70              $   23              $   23
Senior Secured Revolving Credit Facility                               25                   -                   -
Other                                                                   1                   -                   -
                                                        ------------------- ------------------- -------------------
         Total                                                     $   96              $   23              $   23
                                                        =================== =================== ===================

LONG-TERM DEBT:

Senior Secured Credit Facility, maturing 2004
   Averaging 6.815% in 1998                                        $  500              $    -              $    -
Senior Guaranteed Credit Facility, due 2005
   Averaging 6.14% in 1998                                            620                   -                   -
Secured Debt, maturing through 2020,
  Averaging 7.34% in 1997                                               -                   -                 286
Unsecured debt:
   Senior Debt, maturing through 2009
      Averaging 7.43% in 1998                                           6                 725                 597
   Commercial Paper, 5.82% in 1997                                      -                 692                  20
   Endowment Deposits (non-interest bearing)                            -                  91                 100
   Other                                                                2                  24                   1
Capital Lease Obligations                                               4                  10                  22
                                                        ------------------- ------------------- -------------------
         Total                                                     $1,132              $1,542              $1,026
Amount Reclassified to Short-Term Debt                                (70)                (23)                (23)
                                                        ------------------- ------------------- -------------------
                                                                   $1,062              $1,519              $1,003
                                                        =================== =================== ===================


Senior Secured Credit Facility-- the senior secured credit facility consists of $235 million of revolving credit and an additional $500 million, six-year term loan facility. Interest is based on a bank prime rate, an amount over the Federal funds rate, or an amount over the London interbank offered rate for Eurodollar deposits ("LIBOR"), payable in arrears quarterly. At August 28, 1998, the Company is paying a rate of 6.786% on this facility. Up to $100 million of the $235 million revolving credit may be used to collateralize letters of credit, which totaled $26 million at August 28, 1998. The senior secured credit facility is secured predominately by inventory and accounts receivable of the Company. At August 28, 1998, $184 million of this facility was not used and was available to the Company.

Senior Guaranteed Credit Facility-- the senior guaranteed credit facility consists of a $620 million seven-year term loan. Interest is based on a bank prime rate, an amount over the Federal funds rate, or an amount over LIBOR, payable in arrears quarterly. At August 28, 1998, the Company is paying a rate of 6.14% on this facility. This facility is guaranteed by Sodexho, for which the Company pays Sodexho an annual fee of 0.5%, or $3 million pretax.

Debt totaling $17 million and $7 million was presented as Discontinued Operations at January 2, 1998 and January 3, 1997, respectively (see Notes 1 and
2).

Aggregate debt maturities, excluding capital lease obligations, are: 1999 - $70 million; 2000 - $80 million; 2001 - $80 million; 2002 - $90 million; 2003 - $115 million and $693 million thereafter.

On March 27, 1998, the Company used the proceeds from the Senior Secured and Senior Guaranteed Credit Facilities to tender for $720 million of the Senior Debt outstanding at that time, of which $713 million was repaid. Cumulative premium and tender costs from the repayment totaled $71 million pretax ($44 million after related taxes totaling $27 million) which was recognized as an extraordinary item in the Consolidated Statement of Income. In addition, the Company repaid its outstanding obligations under its then existing $1.5 billion credit facility (see below) totaling $950 million, which was cancelled after the repayment.

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(8)  DEBT, CONTINUED

Remaining proceeds from the Senior Secured and Senior Guaranteed Credit Facilities were used to repay the $950 million, combined with $304 million received from Sodexho and $254 million received from MI. The $254 million received from MI was part of the Distribution agreement between the Company and MI in which total indebtedness retained by the Company at the Distribution would equal $1.44 billion. Thus, the $720 million Senior Debt prior to tender, the $950 million credit facility outstanding, as well as other miscellaneous debt, totaled approximately $1.7 billion in debt, compared with the $1.44 billion balance, resulting in the payment from MI to the Company.

The Company's debt agreements require the maintenance of certain financial ratios and stockholders' equity balances, and also include, among other things, limitations on additional indebtedness, certain acquisitions, dividend payments, pledging of assets, and other restrictions on operations related to cash flow. The Company met the financial covenants of the debt agreements as of August 28, 1998 and for the 22 weeks then ended.

Prior to the Distribution, the Company entered into a $1.5 billion bank credit facility in March 1997. This facility had a term of five years at an interest rate of LIBOR plus a spread, 21.5 basis points, based on the Company's senior debt rating as of fiscal year end 1997. Commercial paper is classified as long-term debt based on the Company's ability and intent to refinance it on a long-term basis.

CONVERTIBLE SUBORDINATED DEBT

On March 25, 1996, the Company issued $540 million (principal amount at maturity) of zero coupon convertible subordinated debt in the form of Liquid Yield Option Notes ("LYONs") due 2011. Each $1,000 LYON is convertible at any time, at the option of the holder, into 8.76 shares of the Company's Common Stock. The LYONs were issued at a discount representing a yield to maturity of
4.25 percent. The Company recorded the LYONs at the discounted amount at issuance. Accretion is recorded as interest expense and an increase to the carrying value. Gross proceeds from the LYONs issuance were $288 million.

Upon consummation of the Distribution, each LYON was convertible into 2.19 shares of the Company's common stock (after giving effect to a one-for-four reverse stock split), as well as a certain amount of shares of MI's Common Stock. The LYONs were assumed by MI, and the Company assumed responsibility for a portion of the LYONs equal to its pro rata share of the relative equity values of the Company and MI as determined in good faith by the Company prior to the Distribution, although MI remains liable to the holders of the LYONs for any payments that the Company fails to make on its allocable portion. The Company's allocated portion of the LYONS totaled $29 million at August 28, 1998.

INTEREST-RATE AGREEMENTS

At August 28, 1998, the majority of the Company's debt was payable at variable rates of interest. As part of the Refinancing of the Company's debt, the Company entered into several interest-rate agreements on May 29, 1998 totaling $900 million in notional principal balances to hedge a portion of its variable rate debt. These agreements guarantee a fixed rate of interest over the life of the agreements. The Company is paying a fixed rate ranging between 5.73% and 5.90%, plus a residual premium that is not hedged relating to the underlying variable-rate debt, resulting in a weighted-average fixed rate for the Company of 6.92% at August 28, 1998. These agreements expire between August 2001 and February 2005. Since the inception of these agreements, the Company paid a net $0.3 million to its counterparties under these agreements, recorded as additional interest expense. At August 28, 1998, the aggregate net unrealized loss under these agreements was $9.6 million, based on the termination cost for these agreements obtained by third party market quotes. At August 28, 1998, the Company did not have any accrued interest receivable or payable to its counterparties and did not have any unamortized fees or premiums under these agreements. All of the Company's interest rate agreements are for purposes other than trading.

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(9)  STOCKHOLDERS' (DEFICIT)/EQUITY

STOCKHOLDERS' (DEFICIT)/EQUITY

The Company is authorized to issue three hundred million shares of the Company's common stock, with a par value of $1 per share. One million shares of preferred stock, without par value, are authorized, with none issued. At the Distribution, each shareholder received one share of the Company's stock and one share of New Marriott, Inc. stock (renamed Marriott International, Inc.). In addition, the Company's stock underwent a one-for-four reverse stock split on March 27, 1998. Prior to the Distribution, the Company's charter authorized the issuance of seventy-five million shares of the Company's common stock, with a par value of $1 per share, with one million shares of preferred stock, without par value, authorized, with none issued.

In addition, on March 27, 1998, the Company issued to Sodexho Alliance, S.A., approximately 48% of its shares of common stock, representing 29.9 million shares (after the effect of the reverse stock split), in exchange for $304 million in cash and the operations of Sodexho North America (see Note 3). At August 28, 1998, the Company had 61,866,447 shares outstanding.

On July 23, 1993, the Company's Board of Directors adopted a shareholder rights plan under which one preferred stock purchase right was distributed for each share of Company common stock. Each right entitles the holder to buy 1/1000th of a share of a newly issued series of junior participating preferred stock of the Company at an exercise price of $150. The rights will be exercisable ten days after a person or group acquires beneficial ownership of 20 percent or more of the Company's common stock, or begins a tender or exchange offer for 30 percent or more of the Company's common stock. Shares owned by a person or group on September 30, 1993 and held continuously thereafter are exempt for purposes of determining beneficial ownership under the rights plan. The rights are nonvoting and will expire on the tenth anniversary of the adoption of the Company's shareholder rights plan, unless exercised or previously redeemed by the Company for $.01 each. If the Company is involved in a merger or certain other business combinations not approved by the Board of Directors, each right entitles its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the right. The shareholder rights plan continued in effect after the Distribution and was amended to exempt shares acquired by Sodexho and its affiliates.

The Company has been authorized by its Board of Directors to purchase up to an additional 5.1 million shares of the Company's common stock including 5.0 million shares authorized in January 1998. This program has been terminated with the consummation of the Transactions.

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(9)  STOCKHOLDERS' (DEFICIT)/EQUITY, CONTINUED

EARNINGS PER SHARE

In 1997, the Company adopted SFAS No. 128 (see Note 1), thus 1996 and 1995 earning per share computations have been restated in conformity with SFAS No.
128. The following table details earnings and number of shares used in the basic and diluted earnings per share calculations.

                                                                  34 WEEKS
                                                                    ENDED
                                                                  AUGUST 28,
                                                                     1998            1997            1996            1995
                                                                -------------- --------------- --------------- ---------------
                                                                           (in millions, except per share amounts)
COMPUTATION OF BASIC EARNINGS PER SHARE:
Net (Loss) Income from Continuing Operations                          $  (19)        $    --           $  33           $  32
Net Income from Discontinued Operations                                   77             335             273             215
Net Loss from Extraordinary Item                                         (44)             --              --              --
                                                                -------------- --------------- --------------- ---------------
Net Income                                                            $   14         $   335           $ 306           $ 247
                                                                ============== =============== =============== ===============

Weighted Average Shares Outstanding                                     52.0            31.8            31.9            31.2
                                                                ============== =============== =============== ===============
Basic Earnings Per Share:
 Continuing Operations                                                $(0.36)        $    --           $1.03           $1.03
 Discontinued Operations                                                1.48           10.53            8.56            6.89
 Extraordinary Item                                                    (0.85)             --              --              --
                                                                -------------- --------------- --------------- ---------------
BASIC EARNINGS PER SHARE                                              $ 0.27         $ 10.53           $9.59           $7.92
                                                                ============== =============== =============== ===============

COMPUTATION OF DILUTED EARNINGS PER SHARE:
Diluted Net (Loss) Income from Continuing Operations                  $  (19)        $    --           $  33           $  32
Diluted Net Income from Discontinued Operations                           77             335             273             215
Diluted Net Loss from Extraordinary Item                                 (44)             --              --              --
                                                                -------------- --------------- --------------- ---------------
Diluted Net Income                                                    $   14         $   335           $ 306           $ 247
                                                                ============== =============== =============== ===============

Weighted Average Shares Outstanding                                     52.0            31.8            31.9            31.2
                                                                -------------- --------------- --------------- ---------------
Effect of Dilutive Securities:
 Employee Stock Option Plan                                                *               *             1.1             0.9
 Deferred Stock Incentive Plan                                             *               *             0.8             0.9
 Convertible Subordinated Debt                                             *               *               *              --
                                                                -------------- --------------- --------------- ---------------
Diluted Weighted Average Shares Outstanding                             52.0            31.8            33.8            33.0
                                                                ============== =============== =============== ===============
Diluted Earnings Per Share:
 Continuing Operations                                                $(0.36)        $    --           $0.97           $0.97
 Discontinued Operations                                                1.48           10.53            8.08            6.51
 Extraordinary Item                                                    (0.85)             --              --              --
                                                                -------------- --------------- --------------- ---------------
DILUTED EARNINGS PER SHARE                                            $ 0.27         $ 10.53           $9.05           $7.48
                                                                ============== =============== =============== ===============

*--The effect of dilutive securities is computed using the treasury stock method and average market prices during the periods. The if-converted method is used for convertible subordinated debt ("debt securities"). For the 34 weeks ended August 28, 1998 and for fiscal 1997, dilutive securities under the employee stock option plan (of 0.6 million and 1.1 million, respectively), the deferred stock incentive plan (of 0.1 million and 0.7 million, respectively) and the debt securities (of 1.2 million for both periods) was excluded due to the loss from continuing operations. Also, debt securities were excluded in fiscal 1996 (of 0.9 million) as they were antidilutive.

Certain employee and deferred stock options to purchase shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares as follows:

                                                               34 WEEKS
                                                                 ENDED
                                                               AUGUST 28,
                                                                  1998           1997            1996            1995
                                                             --------------- -------------- --------------- ---------------
Weighted average number of shares (in millions)                         0.6            0.6             0.5             0.5
Weighted average exercise price                                        $ 29           $272            $220            $148
Weighted average remaining life (in years)                               10             15              15              15

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(10)  INCOME TAXES

The (provision) benefit for income taxes on continuing operations was comprised of the following:

                                                    34 WEEKS
                                                      ENDED
                                                   AUGUST 28,
                                                      1998              1997             1996              1995
                                                 ---------------- ----------------- ---------------- -----------------
                                                                           ($ in millions)
Current:
         -  Federal                                        $ 19              $ 12             $(13)             $(34)
         -  Other                                            --                 1               (6)               (4)
                                                 ---------------- ----------------- ---------------- -----------------
                                                             19                13              (19)              (38)
                                                 ---------------- ----------------- ---------------- -----------------
Deferred:
         -  Federal                                          (6)                2                2                16
         -  Other                                            --                --               --                 2
                                                 ---------------- ----------------- ---------------- -----------------
                                                             (6)                2                2                18
                                                 ---------------- ----------------- ---------------- -----------------
                                                           $ 13              $ 15             $(17)             $(20)
                                                 ================ ================= ================ =================


A reconciliation of the Federal statutory tax rate to the Company's effective income tax rate follows:

                                                    34 WEEKS
                                                      ENDED
                                                   AUGUST 28,
                                                      1998              1997             1996              1995
                                                 ---------------- ----------------- ---------------- -----------------
Federal statutory tax rate                                35.0 %            35.0 %          (35.0)%           (35.0)%
State income taxes, net of Federal tax benefit            (1.3)              6.8             (2.8)             (4.2)
Tax credits                                               13.7              90.5              8.1               3.9
Goodwill amortization                                     (6.9)            (24.7)            (7.6)             (3.1)
Other, net                                                 0.1              (8.7)             4.1               0.6
                                                 ---------------- ----------------- ---------------- -----------------
Effective income tax rate                                 40.6 %            98.9 %          (33.2)%           (37.8)%
                                                 ================ ================= ================ =================


The tax effect of significant temporary differences is as follows:

                                                        AUGUST 28,
                                                           1998                   1997                   1996
                                                      ----------------       ----------------       ----------------
                                                                             ($ IN MILLIONS)
Self-insurance                                                $   38                 $   37                 $   36
Employee benefits                                                 25                     30                     20
Other liabilities                                                 26                     14                     15
Property and equipment                                             2                      3                      7
Intangible assets                                                (63)                   (29)                   (28)
Other, net                                                         4                     (7)                    (4)
                                                      ----------------       ----------------       ----------------
Net deferred tax assets                                       $   32                 $   48                 $   46
                                                      ================       ================       ================

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(10)  INCOME TAXES, CONTINUED

Total deferred tax assets and liabilities as of August 28, 1998, January 2, 1998, and January 3, 1997, were as follows:

                                                        AUGUST 28, 1998               1997                   1996
                                                      ------------------- ----- ---------------- ----- ----------------
                                                                              ($ IN MILLIONS)
Deferred tax assets                                               $ 104                   $ 81                  $  82
Deferred tax liabilities                                            (72)                   (33)                   (36)
                                                      -------------------       ----------------       ----------------
Net deferred taxes                                                $  32                   $ 48                  $  46
                                                      ===================       ================       ================

The Company has not established a valuation allowance for deferred tax assets. In assessing the realizability of deferred tax assets, management considers the Company's ability to generate sufficient future taxable income during periods in which temporary differences reverse. The amount of net deferred tax assets considered realizable could be reduced if estimated future taxable income cannot be achieved. Management believes it is more likely than not the Company will realize the benefits of its net deferred tax assets.

As part of the Distribution and Acquisition, the Company, MI and Sodexho entered into tax sharing agreements which reflect each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state or other taxes relating to the business of the Company, MI and Sodexho prior to the Transactions (see Note 5).

While the Company has changed its accounting period from a fiscal year ended on the Friday closest to the end of December to the Friday closest to the end of August, its tax year has not changed. The Company expects to apply to the Internal Revenue Service for a change in its tax year in 1999.

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(11)  COMMITMENTS AND CONTINGENCIES

The Company issues bid and performance bonds for its client-related contracts in the normal course of business. These guarantees are limited, in the aggregate, to $56 million at August 28, 1998, with expected funding of zero. Letters of credit outstanding on the Company's behalf at August 28, 1998 totaled $26 million, related to the Company's self-insurance program. Upon consummation of the Distribution, MI replaced the Company as guarantor or obligor under previous guarantees and commitments related primarily to the lodging segment distributed on March 27, 1998.

Summarized below are the Company's future obligations under leases at August 28, 1998:

                                                         CAPITAL                  OPERATING
                                                          LEASES                    LEASES
                                                 ------------------------- -------------------------
                                                                  ($ IN MILLIONS)
                  FISCAL YEAR
     1999                                                           $0.6                      $11.2
     2000                                                            0.7                        9.7
     2001                                                            0.7                        8.1
     2002                                                            0.8                        6.1
     2003                                                            0.8                        4.2
     Thereafter                                                      1.7                       13.0
                                                 ------------------------- -------------------------
     Total minimum lease payments                                    5.3                      $52.3
                                                 ------------------------- =========================
     Less amount representing interest                              (1.4)
                                                 -------------------------
     Present value of minimum lease payments                        $3.9
                                                 =========================

The Company generally leases office space and equipment under noncancellable agreements, primarily to support its administrative operations. Most leases have initial terms of one to 20 years, and contain one or more renewal options, generally for five or 10-year periods. The leases provide for minimum rentals, and additional rentals, which are based on the operations of the leased property. Total rent expense for continuing operations for the 34 weeks ended August 28, 1998 totaled $12.3 million, and $90 million, $81 million and $75 million for the fiscal years ended 1997, 1996 and 1995, respectively. Total rent expense for discontinued operations for the 34 weeks ended August 28, 1998 totaled $41 million, and $177 million, $179 million and $146 million for the fiscal years ended 1997, 1996 and 1995, respectively.

The nature of the business of the Company causes it to be involved in routine legal proceedings from time to time. Management of the Company believes that there are no pending or threatened legal proceedings that upon resolution would have a material adverse impact to the Company.

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(12)  EMPLOYEE BENEFIT AND INCENTIVE PLANS

DEFERRED COMPENSATION PLANS

Employees meeting certain eligibility requirements can participate in the Company's deferred compensation and savings plans. As part of the Distribution, the Company elected to continue the deferred compensation plan and has established a new savings plan for the Company separate from the MI profit sharing plan. The Company assumed the obligations and liabilities of the undistributed portion of the deferred compensation plan in relationship to the employees retained by the Company after the Distribution. The Company currently contributes generally 50% of the participants' contributions to these plans, limited to 6% of compensation, with certain exceptions. For the 34-week period ended August 28, 1998, Company contributions totaled $9.5 million.


STOCK OPTION PLANS

Prior to the Distribution, the Company amended and restated the 1993 Stock Plan and the 1996 Stock Plan, presently known as the Sodexho Marriott Services, Inc. 1993 and 1998 Comprehensive Stock Incentive Plans, respectively (the "1993 Plan" or the "1998 Plan"). The purpose of these plans is to promote and enhance the long-term growth of the Company by aligning the interests of the employees with the interests of the Company's shareholders. The 1993 Plan will administer the converted stock options prior to the Distribution, with no new awards made under this plan. The 1998 Plan will govern the issuance and administration of conversion awards under the previous 1996 stock plan and will also be available for the issuance of new awards. These stock plans are administered by the Compensation Policy Committee as authorized by the Board of Directors. As part of the Distribution and the amendment of these plans, and in relationship to the changes in the capital structure of the Company after the Distribution, the Board of Directors has approved up to 10 million shares of common stock to be available under the 1998 Plan for converted options as well as new awards. At the Distribution date, approximately 3.3 million options were exchanged as conversion options of prior grants under both the 1993 and 1998 Plans, with an additional 0.4 million options issued to employees of Sodexho North America as part of the conversion of stock options held by those employees prior to the Acquisition. Also, 3.3 million shares were terminated related to the options of former MI employees from the Distribution.

Employee stock options may be granted to officers and key employees at exercise prices not less than the market price of the Company's stock on the date of grant. Most options under the stock option plans are exercisable in cumulative installments of one-fourth at the end of each of the first four years following the date of grant. In June 1998, the Company issued 1.8 million new stock option awards.

A summary of the Company's stock option activity during the 34 weeks ended August 28, 1998, fiscal 1997 and fiscal 1996 is presented below (adjusting for the one-for-four reverse stock split on March 27, 1998):

                                           34 WEEKS ENDED
                                           AUGUST 28, 1998                   1997                        1996
                                     ---------------------------- --------------------------- ---------------------------
                                                      WEIGHTED                    WEIGHTED                     WEIGHTED
                                       NUMBER OF      AVERAGE       NUMBER OF     AVERAGE       NUMBER OF      AVERAGE
                                        OPTIONS       EXERCISE       OPTIONS      EXERCISE       OPTIONS       EXERCISE
                                     (IN MILLIONS)     PRICE      (IN MILLIONS)    PRICE      (IN MILLIONS)     PRICE
                                     -------------- ------------- ------------- ------------- ------------- -------------
Outstanding at beginning of year              3.6          $140           3.5          $112           3.6          $ 92
Granted during the year                       1.9            28           0.6           268           0.4           220
Conversion options-Distribution               3.3             *            --            --            --            --
Conversion options-Acquisition                0.4             6            --            --            --            --
Terminations-Distribution                    (3.3)            *            --            --            --            --
Exercised during the year                      --            --          (0.5)           84          (0.5)           80
Forfeited during the year                    (0.9)           17            --            --            --            --
                                     -------------- ------------- ------------- ------------- ------------- -------------
Outstanding at end of year                    5.0          $ 20           3.6          $140           3.5          $112
                                     ============== ============= ============= ============= ============= =============
Options exercisable at end of year            0.5          $ 11           2.3          $ 96           2.3          $ 80
                                     ============== ============= ============= ============= ============= =============

*-- exercise price for shares outstanding prior to the Transactions were repriced to reflect the change in the Company's capital structure (including the one-for-four reverse stock split) as well as preserve the financial value of the options to the option holders as of March 27, 1998.

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(12)  EMPLOYEE BENEFIT AND INCENTIVE PLANS, CONTINUED


Stock options under the 1993 and 1998 Plans that were outstanding at August 28, 1998 are summarized as follows:

                                              OUTSTANDING                                     EXERCISABLE
                        --------------------------------------------------------- -------------------------------------
                                               WEIGHTED            WEIGHTED                              WEIGHTED
       RANGE OF             NUMBER OF           AVERAGE            AVERAGE            NUMBER OF           AVERAGE
       EXERCISE              OPTIONS        REMAINING LIFE         EXERCISE            OPTIONS           EXERCISE
        PRICES            (IN MILLIONS)       (IN YEARS)            PRICE           (IN MILLIONS)          PRICE
----------------------- ------------------ ------------------ ------------------- ------------------ ------------------
  $   2.3 to 10.0                     0.9                  6                 $ 7                0.3                $ 8
     10.1 to 15.0                     0.5                  7                  12                0.1                 12
     15.1 to 20.0                     0.9                  8                  18                0.1                 18
     20.1 to 25.0                     1.0                  9                  22                 --                 --
     25.1 to 31.4                     1.7                 10                  29                 --                 --
----------------------- ------------------ ------------------ ------------------- ------------------ ------------------
  $   2.3 to 31.4                     5.0                  8                 $20                0.5                $11
======================= ================== ================== =================== ================== ==================


Pro forma compensation cost for the Stock Option Plans, the Deferred Compensation Plan, the Supplemental Executive Stock Option awards and employee purchases, recognized in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," would reduce the Company's net income as follows:

                                             34 WEEKS ENDED
                                             AUGUST 28, 1998           1997               1996               1995
                                           -------------------- ------------------- ------------------ ------------------
                                                             ($ in millions, except per share amounts)

Net income as reported                                     $14                $335               $306               $247
Pro forma net income                                       $13                $317               $295               $243

Diluted earnings per share as reported                   $0.27              $10.53              $9.05              $7.48
Pro forma diluted earnings per share                     $0.25               $9.97              $8.73              $7.36

The aggregate weighted-average fair value for each option granted during the 34 weeks ended August 28, 1998, fiscal 1997, fiscal 1996 and fiscal 1995 was $12, $88, $76 and $48, respectively. Since the pro forma compensation cost is recognized over the vesting period, the foregoing pro forma reductions in the Company's net income are not representative of anticipated amounts in future years.

For purposes of the following disclosures required by SFAS No. 123, the fair value of each option granted has been estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

                                    34 WEEKS ENDED
                                   AUGUST 28, 1998             1997                  1996                  1995
                                 --------------------- --------------------- --------------------- ---------------------
Annual dividends                               $  --                 $1.40                 $1.28                 $1.12
Expected volatility                               40%                   24%                   25%                   26%
Estimated forfeitures                             35%                   13%                   13%                   13%
Risk-free interest rate                          5.5%                  6.2%                  6.1%                  5.9%
Expected life (in years)                          10                     7                     7                     7

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(13)  FAIR VALUE OF FINANCIAL INSTRUMENTS

For current assets, current liabilities and notes and other receivables, management believes the carrying amounts are reasonable estimates of their fair values. The fair values of noncurrent financial liabilities are shown below.

                                      AUGUST 28, 1998                   1997                        1996
                                 --------------------------- --------------------------- ---------------------------
                                   CARRYING        FAIR        CARRYING        FAIR        CARRYING        FAIR
                                    AMOUNT        VALUE         AMOUNT        VALUE         AMOUNT        VALUE
                                 ------------- ------------- ------------- ------------- ------------- -------------
                                                                  ($ IN MILLIONS)

Long-term debt, convertible
  subordinated debt and other
   long-term liabilities               $1,091        $1,073        $1,908        $1,944        $1,359        $1,316

The difference between carrying amounts and fair values for notes and other receivables for continuing operations are not material as of August 28, 1998, January 2, 1998, and January 3, 1997. However, net noncurrent assets of discontinued operations includes notes and other receivables with a carrying amount of $647 million and $479 million at year end 1997 and 1996, respectively. The market values for notes and other receivables were valued based on the expected future cash flows discounted at risk adjusted rates, and totaled $660 million and $479 million, respectively. Valuations for long-term debt, convertible subordinated debt and other long-term liabilities are determined based on quoted market prices or expected future payments discounted at risk adjusted rates. The fair value of commercial paper borrowings is equal to the carrying value.

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(14)  BUSINESS SEGMENTS

The Company is the leading provider in North America of outsourced food and facilities management services to businesses, health care facilities, colleges and universities, primary and secondary schools and other clients. For 1998, the Company has identified six new business segments within these markets: Corporate Services, Health Care, Education, Schools, Canada, and Laundries/Other. Prior to the Distribution, the Company was a diversified hospitality company with operations in two business segments: Lodging, which includes development, ownership, operation and franchising of lodging properties under 10 brand names and development and operation of vacation timesharing resorts; and Contract Services, consisting of the Company's principal business operations after the Distribution, in addition to the senior living communities business and the wholesale food distribution business ("Other Contract Services").

In June 1997, SFAS No. 131 was issued--"Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the reporting of selected-segmented information in quarterly and annual reports. As required in SFAS No. 131, information from operating segments presented for 1998 has been derived consistent with the Company's methodology in allocating resources and measuring performance after the Distribution (see Note 1).


SALES AND OPERATING PROFIT BY BUSINESS SEGMENT:
                                                      34 WEEKS
                                                       ENDED
                                                     AUGUST 28,
                                                        1998             1997              1996             1995
                                                  ----------------- ---------------- ----------------- ----------------
                                                                             ($ IN MILLIONS)
GROSS SALES
         Corporate Services                                 $  803          $   930           $   901           $  879
         Health Care                                           784            1,039             1,027              960
         Education                                             598              824               805              787
         Schools                                               199              303               275              238
         Canada                                                 80              106               111              111
         Laundries/Other                                        43               55                56               56
         Other Contract Services                               321            1,769             1,143              603
                                                  ----------------- ---------------- ----------------- ----------------
  Contract Services                                          2,828            5,026             4,318            3,634

  Discontinued Operations                                    1,774            7,008             5,854            5,327
                                                  ----------------- ---------------- ----------------- ----------------

Total Gross Sales                                           $4,602          $12,034           $10,172           $8,961
                                                  ----------------- ---------------- ----------------- ----------------

GROSS OPERATING PROFIT
         Corporate Services                                 $   49          $    35           $    30           $   31
         Health Care                                            49               60                54               47
         Education                                               5               27                24               23
         Schools                                                 8               11                 8                6
         Canada                                                  1                3                 2                1
         Laundries/Other                                         2                2                 3               --
         Other Contract Services                                 5               19                56               22
                                                  ----------------- ---------------- ----------------- ----------------
  Contract Services                                            119              157               177              130

  Discontinued Operations                                      158              569               452              360
                                                  ----------------- ---------------- ----------------- ----------------

Total Gross Operating Profit                                $  277          $   726           $   629           $  490
                                                  ----------------- ---------------- ----------------- ----------------

Total Net Operating Profit from
   Continuing Operations (Contract Services)                $  119          $   157           $   177           $  130

Corporate and Net Interest Expense                             151              172               127               78
                                                  ----------------- ---------------- ----------------- ----------------

(Loss) Income From Continuing Operations,
  Before Taxes and Extraordinary Item                       $  (32)         $   (15)          $    50           $   52
                                                  ================= ================ ================= ================

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(14)  BUSINESS SEGMENTS, CONTINUED

The Company does not have any material activity outside of the United States and does not presently analyze it operations by geographic regions. In addition, the Company offers a wide array of food and facilities products within its operations, customized to individual client's requirements, and thus the Company's management has not found it practical to track results by individual products or services in relationship to the financial statements presented in this report. At August 28, 1998, the Company had a diverse client base and does not have any individual clients that are material to its overall operations.

IDENTIFIABLE ASSETS, CAPITAL EXPENDITURES AND DEPRECIATION AND AMORTIZATION BY BUSINESS SEGMENT:

                                                    AUGUST 28,
                                                       1998              1997              1996             1995
                                                  ---------------- ----------------- ----------------- ----------------
                                                                            ($ IN MILLIONS)
IDENTIFIABLE ASSETS
  Contract Services                                        $1,341            $1,669            $2,108           $1,169
  Discontinued Operations, Net                                 --             2,902             1,624            1,533
  Other                                                        --               438               448              519
                                                  ---------------- ----------------- ----------------- ----------------
                                                           $1,341            $5,009            $4,180           $3,221
                                                  ================ ================= ================= ================
CAPITAL EXPENDITURES
  Contract Services                                        $   86            $  264            $  154           $   70
  Discontinued Operations                                      58               271               158               76
  Other                                                        --                18                14                7
                                                  ---------------- ----------------- ----------------- ----------------
                                                           $  144            $  553            $  326           $  153
                                                  ================ ================= ================= ================
DEPRECIATION AND AMORTIZATION
  Contract Services                                        $   57            $   87            $   91           $   73
  Discontinued Operations                                      21                89                55               45
  Other                                                        --                12                10               11
                                                  ---------------- ----------------- ----------------- ----------------
                                                           $   78            $  188            $  156           $  129
                                                  ================ ================= ================= ================

Management has determined that available financial information for its current business segments related to periods prior to March 27, 1998 does not allow for a practical or meaningful presentation of identifiable assets, capital expenditures or depreciation and amortization for the periods presented.

                         SODEXHO MARRIOTT SERVICES, INC.
                               SUPPLEMENTARY DATA

HISTORICAL QUARTERLY FINANCIAL DATA - UNAUDITED
($ in millions, except per share amounts)

                                                                                   1998(1)
                                                   ------------- ------------- --------------               -------------
                                                      FIRST         9 WEEKS        13 WEEKS                    34 WEEKS
                                                     QUARTER       5/29/98(2)     8/28/98(2)                    8/28/98
                                                   ------------- ------------- --------------               -------------

Sales                                                   $1,111        $  752         $  965                      $2,828
Operating profit before corporate
   expenses and interest                                    39            50             30                         119
(Loss) Income from continuing operations(3)                (11)            9            (17)                        (19)
Discontinued operations, net of income taxes(3)             77            --             --                          77
Extraordinary item, net of income taxes(4)                 (43)           (1)            --                         (44)
Net income                                              $   23        $    8         $  (17)                     $   14
Diluted earnings per share(6)                           $ 0.73        $ 0.12         $(0.27)                     $ 0.27


                                                                                   1997(1)
                                                   ------------- ------------- -------------- ------------- -------------
                                                      FIRST         SECOND         THIRD         FOURTH        FISCAL
                                                     QUARTER       QUARTER        QUARTER       QUARTER(3)      YEAR
                                                   ------------- ------------- -------------- ------------- -------------
                                                    (12 WEEKS)    (12 WEEKS)    (12 WEEKS)     (16 WEEKS)    (52 WEEKS)
Sales                                                   $1,154        $1,164         $1,072        $1,636        $5,026
Operating profit before corporate
   expenses and interest                                    41            44             18            54           157
Income (Loss) from continuing operations(3)                 --            --             --            --            --
Discontinued operations, net of income taxes(3)             77            83             67           108           335
Net income(5)                                           $   77        $   83         $   67        $  108        $  335
Diluted earnings per share(6)                           $ 2.50        $ 2.62         $ 2.12        $ 3.29        $10.53


                                                                                   1996(1)
                                                   ------------- ------------- -------------- ------------- -------------
                                                      FIRST         SECOND         THIRD         FOURTH        FISCAL
                                                     QUARTER       QUARTER        QUARTER       QUARTER         YEAR
                                                   ------------- ------------- -------------- ------------- -------------
                                                    (12 WEEKS)    (12 WEEKS)    (12 WEEKS)     (17 WEEKS)    (53 WEEKS)
Sales                                                    $ 890         $ 964          $ 909        $1,555         $4,318
Operating profit before corporate
   expenses and interest                                    29            38             27            83            177
Income (Loss) from continuing operations(3)                  6             5             (4)           26             33
Discontinued operations, net of income taxes(3)             57            70             62            84            273
Net income                                               $  63         $  75          $  58        $  110         $  306
Diluted earnings per share(6)                            $1.86         $2.22          $1.72        $ 3.25         $ 9.05

1 - On April 15, 1998, the Company's Board of Directors approved a change in the Company's fiscal year from the Friday closest to the end of December to the Friday closest to the end of August, thereby creating a 34-week Transition Period. On March 27, 1998, the Company acquired Sodexho North America. The historical data for fiscal year 1997 and prior years does not include the revenue and expenses of the acquired business, see Notes 1 and 3 to the Consolidated Financial Statements.
2 - Combined actual results of MMS and the acquired Sodexho North America after March 27, 1998.
3 - On March 27, 1998, the Company distributed to its shareholders the Lodging, MSLS and MDS divisions as part of the
Transactions. For reporting purposes, the Lodging segment is considered Discontinued Operations prior to March 27, 1998. MSLS and
MDS are considered part of continuing operations (see Note 1 to the Consolidated Financial Statements).
4 - On March 27, 1998, the Company refinanced its debt as part of the Transactions (see Notes 1 and 8 to the Consolidated Financial
Statements), resulting in a $71 million pretax charge from the early extinguishment of debt ($44 million after-tax).
5 - Operating results in the fourth quarter of 1997 include a loss before tax of $22 million ($14 million after tax, or $0.40 per share) on the sale of MMS- UK to Sodexho in connection with the Transactions.
6 - Earnings per share data have been restated to reflect the adoption in 1997 of Statement of Financial Accounting Standards No.
128, "Earnings Per Share." All per share data has been adjusted to reflect a one-for-four reverse stock split effective March 27,
1998.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                     FINANCIAL DISCLOSURE

 None.


                                    PART III

ITEMS 10, 11, 12 AND 13.

As described below, certain information appearing in the Company's Proxy Statement to be furnished to shareholders in connection with the 1999 Annual Meeting, is incorporated by reference in this Form 10-K Transition Report.

    ITEM 10 This information is incorporated by reference to the "Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement to be furnished to shareholders in connection with the 1999 Annual Meeting. Information regarding executive officers is included below.

    ITEM 11 This information is incorporated by reference to the "Executive Compensation" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 1999 Annual Meeting.

    ITEM 12 This information is incorporated by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 1999 Annual Meeting.

    ITEM 13 This information is incorporated by reference to the "Certain Transactions" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 1999 Annual Meeting.


EXECUTIVE OFFICERS

The 10 persons identified below are the executive officers of the Company. Each of the executive officers with the exception of Mr. Landel, assumed their current positions with the Company effective with the date of the Transactions.

             NAME AND TITLE                 AGE                           BUSINESS EXPERIENCE
             --------------                 ---                           -------------------

Charles D. O'Dell                           47     Charles D. O'Dell joined  Marriott  Corporation in 1979 and became
President and                                      a Regional Manager in Marriott  Corporation's  Roy Rogers Division
  Chief Executive Officer                          in 1981.  Mr.  O'Dell held  several  management  positions in that
                                                   Division  until 1985,  when he was named Division Vice President -
                                                   Education in the Food and Services Management  Division.  In 1986,
                                                   Mr.  O'Dell  became  Senior Vice  President  of Business  Food and
                                                   Auxiliary  Services,   and  in  November  1990  he  was  appointed
                                                   President of Marriott Management Services.

Michel Landel                               46     Michel Landel was appointed  President and Chief Executive Officer
Executive Vice President and                       of Sodexho  North America in 1994.  Mr.  Landel joined  Sodexho in
  President, Corporate Services                    1984 as a  Regional  Manager of Sodexho  Africa.  In 1986,  he was
                                                   named President of Sodexho Africa,  a position he held until 1989, when he became President and Chief Executive  Officer of Sodexho's
                                                   United States  operations.  Prior to joining  Sodexho,  Mr. Landel
                                                   held   positions   with  Groupe  Poliet  (Plan  General   Manager,
                                                   1980-1984)  and The Chase  Manhattan Bank  (Financial  Analyst and
                                                   Assistant  Treasurer,  1976-1980).  Mr. Landel assumed his current position with the Company on June 16, 1998.

             NAME AND TITLE                 AGE                           BUSINESS EXPERIENCE
             --------------                 ---                           -------------------

Anthony F. Alibrio                          53     Anthony  F.  Alibrio's  has  served as  President  of Health  Care
President, Health Care Services                    Services for Marriott  Management  Services since 1990. His career has been focused on serving the health care  industry for the past
                                                   27 years of his 32-year tenure with  Marriott.  In the past he has held various  operations,  sales,  and marketing  responsibilities including  Division Vice  President and National Vice President of
                                                   Sales and  Marketing.  A member  of the  Healthcare  Research  and
                                                   Development   Institute  and  the  American   Academy  of  Medical
                                                   Administrators,  Mr.  Alibrio also serves as a member of the Board of Directors for the National  Committee  for Quality  Health Care
                                                   and Health Insights Foundation.

Stephen J. Brady                            53     Stephen  J.  Brady  joined  Sodexho  USA in 1989  after a  15-year
Senior Vice President, Corporate                   career in the retail  industry.  His  positions  with  Sodexho USA
   Communications                                  were Vice President of Strategic  Developments,  Vice President of
                                                   Health Care  Operations  and Regional Vice  President of Education
                                                   Operations.  Most  recently  he has  served as Vice  President  of
                                                   Marketing  and  Communications  for Sodexho  USA. Mr. Brady serves on the board of FoodChain, the national food rescue network.

William W. Hamman                           56     William W. Hamman has served as  President  of Marriott  Education
President, Education Services                      Services  since  1990.  He  has  supported  the  higher  education community for 35 years,  holding  positions in Marriott  Education
                                                   Services  that  include   Regional  Vice   President,   Area  Vice
                                                   President  and Division  Vice  President.  Mr. Hamman is active in the  National  Association  of  College  and  University  Business
                                                   Officers  (NACUBO) and Council of Independent  Colleges  (CIC). He
                                                   also serves on the Western  Illinois  University  Foundation Board
                                                   of Trustees.

Randall C. Harris                           46     Randall C. Harris  joined  Marriott  Management  Services in 1997.
Senior Vice President and Chief Human              Before  joining  the  Company,   Mr.  Harris  was  with  Cognizant
   Resources Officer                               Corporation,  which was formed as a result of the restructuring of
                                                   Dunn & Bradstreet  Corporation.  His previous  experience includes senior  human  resources  and general  management  positions  with
                                                   American  Express (and the subsequent  initial public  offering of
                                                   First Data Corporation.) and Sprint Corporation.

Lawrence E. Hyatt                           44     Lawrence E. Hyatt has served as Senior Vice  President  of Finance
Senior Vice President and Chief                    and Planning  for  Marriott  Management  Services  since 1988.  He
   Financial Officer                               joined  Marriott  Corporation  in 1981 and has been Staff  Auditor for Corporate  Internal Audit,  Manager of Financial  Analysis for
                                                   Roy Rogers Restaurants,  Director of Finance for Marriott Services
                                                   Group and Vice President,  Operations Planning and Control for the
                                                   Company.   Previously,   Mr.   Hyatt  was  an   associate  in  ICF
                                                   Incorporated  and a  financial  analyst for the US  Department  of
                                                   Energy.

             NAME AND TITLE                 AGE                           BUSINESS EXPERIENCE
             --------------                 ---                           -------------------

David R. Smail                              58     David R. Smail has most currently  served as Senior Vice President
Senior Vice President and Chief                    and Chief  Information  Officer for Marriott  Management  Services
   Information Officer                             since  1993.  He  joined  Marriott  Corporation  in  1981  as Vice
                                                   President in the Marriott  Information  Systems  Department.  From
                                                   1985 to 1992,  he  served  as Vice  President,  Corporate  Systems
                                                   Services,   Marriott   Corporation.   Prior  to  joining  Marriott
                                                   Corporation,  Mr. Smail worked as an Assistant  Vice  President in the  Operations  Group,  AMTRAK,  and  spent 14 years at  Andersen
                                                   Consulting.

Robert A. Stern                             40     Robert A.  Stern has most  recently  served as  Associate  General
Senior Vice President and General                  Counsel  for the  Company  providing  legal  support  to  Marriott
   Counsel                                         Management  Services.  Previously,  he provided  legal  support to
                                                   Marriott  Corporation's  Restaurant  and Travel Plaza  businesses.
                                                   Mr. Stern joined Marriott  Corporation in 1985 from the Washington
                                                   D.C., office of Skadden Arps Slate Meagher & Flom.

Anthony J. Wilson                           45     Anthony J. Wilson has served as Senior Vice  President,  Marketing
Senior Vice President,                             and  Product  Development  for MMS since  joining  the  Company in
   Marketing and Procurement                       November  1996.  Previously,  Mr.  Wilson was Vice  President  and
                                                   General  Manager in the Global Food  Service  division of Campbell
                                                   Soup Company.  He also spent 13 years at ARAMARK,  where he served as Senior Vice  President  ARASERVE  and  President  of  ARAMARK's
                                                   Marketing Services Group.

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

         (3)      Exhibits

         Any shareholder who desires a copy of the following Exhibits may obtain a copy upon request from the Company at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to the Secretary, Sodexho Marriott Services, Inc., 9801 Washingtonian Boulevard, Gaithersburg, Maryland, 20878.

EXHIBIT                          DESCRIPTION                         INCORPORATION BY REFERENCE (WHERE A REPORT OR
-------                          -----------                         ---------------------------------------------
  NO.                                                               REGISTRATION STATEMENT IS INDICATED BELOW, THAT
  ---                                                               -----------------------------------------------
                                                                       DOCUMENT HAS BEEN PREVIOUSLY FILED BY THE
                                                                       -----------------------------------------
                                                                         COMPANY AND THE APPLICABLE EXHIBIT IS
                                                                         -------------------------------------
                                                                           INCORPORATED BY REFERENCE THERETO)
                                                                           ----------------------------------


    3.1      Amended and Restated Certificate of Incorporation.   Exhibit No. 3 (a) to Form 8-K dated April 3, 1998.

    3.2      Amended and Restated Bylaws.                         Exhibit No. 3 (b) to Form 8-K dated April 3, 1998.

    4.1      Certificate of Designation, Preferences and Rights   Exhibit No. 4.1 to Form 8-K dated October 25, 1993.
             of Series A Junior Participating Preferred Stock.

    4.2      Rights Agreement with The Bank of New York, as       (a) Exhibit No. 4.2 to Form 8-K dated October 25,
             Rights Agent, as amended.                            1993, (b) Exhibit 1 to Form 8--A/A filed on October
                                                                  15, 1997 (Amendment No. 1) and (c) Amendment No. 2
                                                                  to Rights Agreement dated as of March 27, 1998
                                                                  filed by amendment to Form 8-A.

    4.3      Indenture with Chemical Bank, as Trustee, as         (a) Exhibit Nos. 4(i) and 4(ii) to Form 8-K dated
             supplemented.                                        December 9, 1993 (original Indenture and First
                                                                  Supplemental Indenture); (b) Exhibit No. 4 (ii) to
                                                                  Form 8-K dated April 19, 1995 (Second Supplemental
                                                                  Indenture); (c) Exhibit No. 4.2 to From 8-K dated
                                                                  June 7, 1995 (Third Supplemental Indenture); (d)
                                                                  Exhibit No. 4.2 to Form 8-K dated December 11, 1995
                                                                  (Fourth Supplemental Indenture); (e) Exhibit No.
                                                                  4(a) to Form 8-K/A dated April 27, 1998 (Fifth
                                                                  Supplemental Indenture); (f) Exhibit No. 4(b) to
                                                                  Form 8-K/A dated April 27, 1998 (Sixth Supplemental
                                                                  Indenture); Exhibit No. 4(c) to Form 8-K/A dated
                                                                  April 27, 1998 (Seventh Supplemental Indenture);
                                                                  and Exhibit No. 4(d) to Form 8-K/A dated April 27,
                                                                  1998 (Eighth Supplemental Indenture).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K, CONTINUED

(A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT, CONTINUED

         (3)      Exhibits, Continued

EXHIBIT                          DESCRIPTION                         INCORPORATION BY REFERENCE (WHERE A REPORT OR
-------                          -----------                         ---------------------------------------------
  NO.                                                               REGISTRATION STATEMENT IS INDICATED BELOW, THAT
  ---                                                               -----------------------------------------------
                                                                       DOCUMENT HAS BEEN PREVIOUSLY FILED BY THE
                                                                       -----------------------------------------
                                                                         COMPANY AND THE APPLICABLE EXHIBIT IS
                                                                         -------------------------------------
                                                                           INCORPORATED BY REFERENCE THERETO)
                                                                           ----------------------------------


    4.4      Indenture with The Bank of New York, as Trustee,     (a) Exhibit No. 4.1 Form 8-K dated March 25, 1996;
             relating to Liquid Yield Option Notes, as            (b) Exhibit No. 4.2 to Form 8-K dated March 25,
             supplemented.                                        1996 (First Supplemental Indenture).

    4.5      Indenture among RHG Finance Corporation, as          (a) Exhibit No. 2.02 to Renaissance Hotel Group
             issuer, Renaissance Hotel Group N.V. and the         N.V. Annual Report on Form 20-F for the fiscal year
             Company, as guarantors, and The First National       ended June 30, 1996; and (b) Exhibit No. 4 to Form
             Bank of Chicago as Trustee, as supplemented.         10-Q for the fiscal quarter ended June 20, 1997
                                                                  (First and Second Supplemental Indenture).

    4.6      Sodexho Marriott Services, Inc. 1993 Comprehensive   Exhibit 4(a) to Form 8-K dated April 15, 1998.
             Stock Incentive Plan.

    4.7      Sodexho Marriott Services, Inc. 1998 Comprehensive   Exhibit 4(a) to Form 8-K dated April 15, 1998.
             Stock Incentive Plan.

    4.8      Sodexho Savings Plus Plan.                           Exhibit 4.3 to Form S-8 dated September 17, 1998.

    4.9      Sodexho Marriott Services, Inc. 401(k) Employee      Exhibit 4.3 to Form S-8 dated September 17, 1998.
             Retirement Savings Plan.

   4.10      Trust Agreement with Bankers Trust Company,          Exhibit 99.1 to Form S-8 dated September 17, 1998.
             Trustee for the Sodexho Marriott Services, Inc.
             401(k) Employee Retirement Savings Plan.

   10.1      $1.5 billion Credit Agreement with Citibank, N.A.,   (a) Exhibit No. 10 to Form 10-Q for the fiscal
             as Administrative Agent, and certain banks, as       quarter ended March 28, 1997 (original agreement),
             Banks, as amended.                                   and (b) Exhibit No. 10.2 to Form 10-K for the
                                                                  fiscal year ended December 29, 1995 (first
                                                                  Amendment); and (c) Exhibit No. 10-1 to Form
                                                                  10-Q for the fiscal quarter ended September 12,
                                                                  1997 (Second Amendment).


   10.2      Distribution Agreement with Host Marriott, as        (a) Exhibit No. 10.3 to Form 8-K dated October 25,
             amended.                                             1993; (b) Exhibit No. 10.2 to Form 10-K for the
                                                                  fiscal year ended December 29, 1995 (First
                                                                  Amendment); and (c) Exhibit No. 10.1 to Form
                                                                  10-Q for the fiscal quarter ended September 12,
                                                                  1997 (Second Amendment).

   10.3      Non Competition Agreement with Host Marriott and     (a) Exhibit No. 10.7 to Form 8-K dated October 25,
             Host Marriott Services Corporation, as amended.      1993; (b) Exhibit No. 10.4 to Form 10-K for the
                                                                  fiscal year ended December 29, 1995 (Amendment No. 1).

   10.4      Employee Benefits and Other Employment Matters       Exhibit No. 10.6 to Form 8-K dated October 25, 1993.
             Allocation Agreement with Host Marriott.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K, CONTINUED

(A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT, CONTINUED

         (3)      Exhibits, Continued

EXHIBIT                          DESCRIPTION                         INCORPORATION BY REFERENCE (WHERE A REPORT OR
-------                          -----------                         ---------------------------------------------
  NO.                                                               REGISTRATION STATEMENT IS INDICATED BELOW, THAT
  ---                                                               -----------------------------------------------
                                                                       DOCUMENT HAS BEEN PREVIOUSLY FILED BY THE
                                                                       -----------------------------------------
                                                                         COMPANY AND THE APPLICABLE EXHIBIT IS
                                                                         -------------------------------------
                                                                           INCORPORATED BY REFERENCE THERETO)
                                                                           ----------------------------------

   10.5      Agreement and Plan of Merger by and among Marriott   Exhibit No. (c) (1) to Schedule 14d-1 dated
             International, Inc., FGI Acquisition Corp. and       February 23, 1996.
             Forum Group, Inc.

   10.6      Acquisition Agreement, dated as of February 17,      Exhibit No. 10.1 to Form 8-K dated February 19,
             1997, by and between the Company and Renaissance     1997.
             Hotel Group N.V.

   10.7      Shareholder Agreement, dated as of February 17,      Exhibit No. 10.2 to Form 8-K dated February 19,
             1997, by and between Marriott International, Inc.    1997.
             and Diamant Hotel Investments N.V.

   10.8      Stock Purchase Agreement, dated as of June 21,       Exhibit No. 10.2 to Form 10-Q for the fiscal
             1997, by and between Host Marriott Corporation and   quarter ended September 12, 1997.
             Marriott Senior Living Services, Inc.

   10.9      Distribution Agreement dated as of September 30,     Appendix A to Definitive Proxy Statement for a
             1997 between the Company and New Marriott MI, Inc.   Special Meeting of Shareholders commenced on March
                                                                  17, 1998 and adjourned on March 20, 1998.

   10.10     Agreement and Plan of Merger dated as of September   Appendix B to Definitive Proxy Statement for a
             30, 1997 by and among the Company, Marriott - ICC    Special Meeting of Shareholders commenced on March
             Merger Corp., New Marriott MI, Inc., Sodexho         17, 1998 and adjourned on March 20, 1998.
             Alliance, S.A., and International Catering
             Corporation.

   10.11     Omnibus Restructuring Agreement dated as of          Appendix C to Definitive Proxy Statement for a
             September 30, 1997 by and among the Company,         Special Meeting of Shareholders commenced on March
             Marriott --ICC Merger Corp., New Marriott MI,        17, 1998 and adjourned on March 20, 1998.
             Inc., Sodexho Alliance, S.A., and
             International Catering Corporation.

   10.12     Amendment Agreement, dated as of January 28, 1998,   Appendix D to Definitive Proxy Statement for a
             by and among the Company, Marriott-ICC Merger        Special Meeting of Shareholders commenced on March
             Corp., New Marriott MI, Inc., Sodexho Alliance,      17, 1998 and adjourned on March 20, 1998.
             S.A., and International Catering Corporation.


   10.13     Employee Benefits and Other Employment Matters       Exhibit No. 10.1 to Form 10 of New Marriott MI,
             Allocation Agreement, dated as of September 30,      Inc. filed on February 1, 1998.
             1997, by and between the Company and New Marriott
             MI, Inc.  Computation of Ratio of Earnings to
             Fixed Charges.  Subsidiaries of Marriott
             International, Inc. Consent of Arthur Andersen
             LLP.  Forward-Looking Statements.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K, CONTINUED

(A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT, CONTINUED
         (3)      Exhibits, Continued

EXHIBIT                          DESCRIPTION                         INCORPORATION BY REFERENCE (WHERE A REPORT OR
-------                          -----------                         ---------------------------------------------
  NO.                                                               REGISTRATION STATEMENT IS INDICATED BELOW, THAT
  ---                                                               -----------------------------------------------
                                                                       DOCUMENT HAS BEEN PREVIOUSLY FILED BY THE
                                                                       -----------------------------------------
                                                                         COMPANY AND THE APPLICABLE EXHIBIT IS
                                                                         -------------------------------------
                                                                           INCORPORATED BY REFERENCE THERETO)
                                                                           ----------------------------------

   10.14     Trademark and Trade Name License Agreement dated     Exhibit No. 10.18 to Form 10-K/A filed on April 15,
             as of March 27, 1998 among the Company, New          1998.
             Marriott and Marriott Worldwide Corporation.

   10.15     Royalty Agreement dated as of March 27, 1998         Exhibit No. 10.19 to Form 10-K/A  filed on April
             between Sodexho Alliance, S.A. and the Company.      15, 1998.

   10.16     $620 million Credit Agreement dated as of January    (a) Exhibit No. 10(a) to Form 8-K/A dated April 27,
             30, 1998 with the Company, as Borrower, certain      1998; and (b) Exhibit No. 10(c) to Form 8-K/A dated
             initial lenders, as Initial Lenders, Societe         April 27, 1998 (Amendment No. 1).
             Generale and J.P. Morgan Securities Inc. ("J.P.
             Morgan"), as Arrangers, Societe Generale, as
             Administrative Agent, and Morgan Guaranty Trust
             Company of New York ("Morgan"), as Documentation
             Agent, as amended.

   10.17     $735 million Credit Agreement dated as of January    (a) Exhibit No. 10(b) to Form 8-K/A dated April 27,
             30, 1998 with Sodexho Marriott Operations, Inc.,     1998 and (b) Exhibit No. 10(d) to Form 8-K/A dated
             as Borrower, the Company, as Parent Guarantor,       April 27, 1998 (Amendment No. 1).
             certain initial lenders, as Initial Lenders,
             Societe Generale and Morgan, as Initial Issuing
             Banks, Morgan, as Documentation Agent and
             Administrative Agent, and Societe Generale and
             J.P. Morgan, as Arrangers, as amended.

   10.18     Stockholder Agreement dated as of March 27, 1998     Exhibit No. 10.22 to Form 10-K/A filed on April 15,
             with Sodexho Alliance, S.A.                          1998.

    12       Schedule of Ratio of Earnings to Fixed Charges.      Filed herewith.

    21       Subsidiaries of Sodexho Marriott Services, Inc.      Filed herewith.

   23.1      Consent of PricewaterhouseCoopers LLP, Independent   Filed herewith.
             Public Accountants.

   23.2      Consent of Arthur Andersen LLP,                      Filed herewith.
             Independent Public Accountants.

    24       Power of Attorney.                                   Filed herewith.

    99       Forward-Looking Statements.                          Filed herewith.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K, CONTINUED


(B)      REPORTS ON FORM 8-K


    DATE                                        ITEM REPORTED
    ----                                        -------------

April 3, 1998                         Announcement of the consummation of
                                      the Distribution to Shareholders and
                                      Acquisition of Sodexho North America.

April 15, 1998                        Announcement of change in fiscal year
                                      of the Company to the Friday nearest
                                      August 31 from the Friday nearest
                                      December 31.

June 10, 1998                         Announcement of stock option grants
                                      under the 1998 Stock Option Plan (as
                                      defined).

June 16, 1998                         Announcement of Michel Landel named
                                      President of the Company's Corporate
                                      Services Division.

September 17, 1998                    Announcement of the 1999 Annual
                                      Meeting of Stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of November, 1998.



                                     SODEXHO MARRIOTT SERVICES, INC.


                                       By: /s/ ROBERT A. STERN
                                          --------------------------
                                               Robert A. Stern
                                               Senior Vice President and
                                               General Counsel


         Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                                     TITLE                                       DATE
---------                                     -----                                       ----


           *
--------------------------                    President and Chief Executive Officer       November 23, 1998
Charles D. O'Dell                             and Director (Principal
                                              Executive Officer)

/s/ LAWRENCE E. HYATT
--------------------------                    Senior Vice President and Chief Financial   November 23, 1998
Lawrence E. Hyatt                             Officer (Principal Financial Officer)



/s/ LOTA S. ZOTH
--------------------------                    Corporate Controller and Chief              November 23, 1998
Lota S. Zoth                                  Accounting Officer (Principal
                                              Accounting Officer)

           *
--------------------------                    Chairman and Director                       November 23, 1998
William J. Shaw


           *
--------------------------                    Director                                    November 23, 1998
Daniel J. Altobello


           *
--------------------------                    Director                                    November 23, 1998
Pierre Bellon


SIGNATURE                                     TITLE                                       DATE
---------                                     -----                                       ----


           *
--------------------------                    Director                                    November 23, 1998
Bernard Carton


           *
--------------------------                    Director                                    November 23, 1998
Doctor R. Crants


           *
--------------------------                    Director                                    November 23, 1998
John W. Marriott III


--------------------------                    Director                                    November 23, 1998
Edouard de Royere


*  By: /s/ ROBERT A. STERN
      --------------------
         Robert A. Stern
         Attorney-in-fact