Form 10-Q
period 1998-11-27
SODEXHO MARRIOTT SERVICES INC
filed 1999-01-08
CIK 905036

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                 For the Thirteen Weeks Ended November 27, 1998

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                           Commission File No. 1-12188


                         SODEXHO MARRIOTT SERVICES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                            52-0936594
          ------------------------------            ----------------
           (State or other jurisdiction             (I.R.S. Employer
          of incorporation or organization)         Identification No.)


    9801 Washingtonian Boulevard, Gaithersburg, Maryland      20878
    ----------------------------------------------------    ---------
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

                                 Yes [X] No [ ]


                                                       Shares outstanding
           Class                                       at January 4, 1999
-------------------------------                        ------------------
     Common Stock $1.00
     par value per share                                    62,117,346

                         SODEXHO MARRIOTT SERVICES, INC.
                                   FORM 10-Q
                                      INDEX

                                                                                            Page No.
                                                                                            --------

Introduction

          Overview                                                                              1
          Glossary of Terms                                                                     2
          Forward-Looking Statements                                                            3
          Pro Forma Financial Information (Unaudited)                                           4

Part I.   Financial Information (Unaudited):

            Condensed Consolidated Statement of Income -
                     Thirteen Weeks Ended November 27, 1998 and
                          Sixteen Weeks Ended January 2, 1998                                   7

            Condensed Consolidated Balance Sheet -
                     as of November 27, 1998 and August 28, 1998                                8

            Condensed Consolidated Statement of Cash Flow -
                     Thirteen Weeks Ended November 27, 1998 and
                          Sixteen Weeks Ended January 2, 1998                                   9

            Condensed Consolidated Statement of Stockholders' Deficit-
                     as of November 27, 1998                                                   10

            Notes to Condensed Consolidated Financial Statements                               11

            Management's Discussion and Analysis of Results of Operations
                     and Financial Condition                                                   22

            Quantitative and Qualitative Disclosures about Market Risk                         26


Part II.  Other Information and Signatures:

            Legal Proceedings                                                                  26

            Changes in Securities                                                              26

            Defaults Upon Senior Securities                                                    26

            Submission of Matters to a Vote of Security Holders                                26

            Other Information                                                                  26

            Exhibits and Reports on Form 8-K                                                   26

            Signatures                                                                         27

                                  INTRODUCTION

OVERVIEW

Sodexho Marriott Services, Inc. (the "Company") is the leading provider in North America of outsourced food and facilities management services to businesses, health care facilities, colleges and universities, and primary and secondary schools. Food services include food and beverage procurement, preparation and menu planning, as well as the operation and maintenance of food service and catering facilities, generally on a client's premises. Facilities management services include plant maintenance, energy management, grounds keeping, housekeeping and custodial services.

The Company was formerly named Marriott International, Inc. Upon the consummation of the distribution of its lodging, senior living and distribution services businesses to existing shareholders (see "Distributed Operations" below), which occurred on March 27, 1998, the Company then acquired the North American operations of Sodexho Alliance, S.A., and the combined operations were renamed Sodexho Marriott Services, Inc.

THE TRANSACTIONS

As of March 27, 1998, the assets, liabilities and business operations of the Company changed substantially due to the Distribution to shareholders, the Acquisition of Sodexho North America and the Refinancing of debt (the "Transactions"). Below is an overview of the Transactions, which were followed on April 15, 1998, by a change in the Company's fiscal year-end from the Friday nearest to December 31 to the Friday nearest to August 31 of each year.

DISTRIBUTED OPERATIONS. On March 27, 1998, the Company distributed to its shareholders the lodging segment and two of the three lines of business in the contract services segment - Marriott Senior Living Services ("MSLS") and Marriott Distribution Services ("MDS"). The lodging, MSLS and MDS business are collectively referred to as the Distributed Operations. The third line of business in the contract services segment, formerly known as Marriott Management Services Corp. ("MMS"), combined with Sodexho North America and became the principal business of the Company. The lodging segment distributed to shareholders is presented as Discontinued Operations in the historical financial statements of the Company.

ACQUISITION. Immediately after the Distribution, on March 27, 1998, Sodexho transferred to the Company the operations of Sodexho North America having a fair market value of approximately $278 million, combined with a cash payment of $304 million in exchange for 29.9 million shares of the Company's common stock, after giving effect to the one-for-four reverse stock split. The purchase price included approximately $3 million in transaction costs. As a result of the issuance of new shares of the Company's common stock to Sodexho in connection with the Acquisition, the shareholders that owned 100 percent of the Company immediately prior to the Distribution owned approximately 51% immediately thereafter.

THE REFINANCING. On March 27, 1998, the Company borrowed $615 million and $620 million under the Secured SMS Facility and Guaranteed SMS Facility, respectively. The proceeds were used to repurchase $713 million of the Company's $720 million publicly held debt and to repay its $950 million outstanding obligations under the Company's existing $1.5 billion credit facility, which was cancelled immediately after such repayment. Also, the Company repaid debt of $73 million assumed in the Acquisition. The $304 million received from Sodexho was used in conjunction with the debt proceeds to fund the debt repayments.

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

GLOSSARY OF TERMS

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

ICC.  International Catering Corporation and subsidiaries.

MI. New Marriott MI, Inc. (together with its subsidiaries), renamed Marriott International, Inc.

MDS.  Marriott  Distribution   Services,  the  Company's  distribution  services
business.

MMS. The former Marriott Management Services Corp. and the former Marriott Corporation of Canada, Ltd., collectively.

MMS- UK OPERATIONS. Marriott Management Services' United Kingdom operations sold in October 1997 to a subsidiary of Sodexho Alliance, S.A. in anticipation of the Transactions.

MSLS. Marriott Senior Living Services, the Company's senior living services business.

NEW MARRIOTT MI, INC. Subsequently renamed Marriott International, Inc. ("MI"), conducts business in the lodging segment, MDS and MSLS, and is also referred to herein as "New Marriott."

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

SODEXHO. Sodexho Alliance, S.A., a worldwide food and management services organization headquartered in France and an approximate 48% shareholder of the Company.

SODEXHO NORTH AMERICA. Sodexho Financiere du Canada and subsidiaries, and International Catering Corporation and subsidiaries (also known as Sodexho USA) taken collectively.

STUB PERIOD. Following the Distribution and Transactions, the 22-week period beginning March 28, 1998 and ending on August 28, 1998.

THE  TRANSACTIONS.   The  Distribution,   Acquisition,   and  Refinancing  taken
collectively.

TRANSITION PERIOD. On April 15, 1998, the Board of Directors of the Company approved the change of the fiscal year of the Company to the Friday nearest to August 31 of each year. Prior to this change in fiscal year, the Company's fiscal year ended on the Friday nearest to December 31 of each year. Thus, the 1998 fiscal year, which began on January 3, 1998, and ended on August 28, 1998, was considered the Transition Period. The 1999 fiscal year, which began on August 29, 1998, will end on September 3, 1999, and will include 53 weeks.

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

The forward-looking statements included in this report are subject to numerous risks and uncertainties that could cause the Company's future activities and results of operations to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties, which are further discussed in Management's Discussion and Analysis of Results of Operations and Financial Condition and other parts of this report, include: (i) the ability of the Company to adapt to changes in its corporate structure related to the Transactions, (ii) the potential adverse impact of the Company's substantial indebtedness, (iii) competition in the food services and facilities management industries, (iv) the effects of general economic conditions, (v) the ability of the Company to retain clients and obtain new clients on satisfactory terms in light of the Transactions, (vi) the ability of the Company to remedy any computer-related issues that may result from the advent of the Year 2000, and other factors described from time to time in the Company's filings with the Securities and Exchange Commission including those set forth in Exhibit 99 filed herein.

As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by, or on behalf of, the Company. The Company assumes no obligation to update any forward-looking statements.

PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

As of March 27, 1998, the assets, liabilities and business operations of the Company changed substantially due to the Transactions described fully in Notes 1 and 2 to the Condensed Consolidated Financial Statements. As a result of these changes, there are substantial differences in the comparability of the Company's historical operating results presented in Part I of this document and the Company's ongoing operations. To assist readers in understanding the present operations of the Company, management believes it is meaningful and relevant to set forth in this report not only the actual results of operations for the thirteen weeks ended November 27, 1998 ("First Quarter Fiscal 1999") and the historical sixteen weeks ended January 2, 1998 presented in Part I of this report, but also the pro forma operating results for the First Quarter of Fiscal 1999 ("Pro Forma First Quarter Fiscal 1999") and the thirteen weeks ended November 28, 1997 ("Pro Forma First Quarter Fiscal 1998"). The pro forma operating results were prepared as if the Transactions occurred at the beginning of Pro Forma First Quarter Fiscal 1998. Therefore, the pro forma operating results only include the Company's Retained Business and the acquired operations of Sodexho North America.

Pro forma sales and operating profit presented include the combined actual sales of the food and facilities management services business of MMS and Sodexho North America. Pro forma corporate expenses include the combined corporate overhead of both businesses. No synergies were assumed for the Pro Forma First Quarter Fiscal 1998, and losses from the sale of MMS-UK operations and related operating results prior to the sale were also excluded from that time period. Integration and restructuring charges of $7.6 million pretax were excluded from Pro Forma First Quarter Fiscal 1999. An estimate of $1.6 million was included in Pro Forma First Quarter Fiscal 1998, representing incremental costs to operate the Company as a separate public entity. Pro forma net income reflects approximately $4.0 million of amortization expense for the intangible assets related to the Acquisition for both pro forma quarters presented.

Pro forma interest expense, net, represents the estimated costs as if the Refinancing and the interest rate agreements had been in place on the first day of all periods presented. Effective income tax rates of 44% and 48% were used for Pro Forma First Quarter Fiscal 1999 and 1998, respectively.

Pro forma basic earnings per share were calculated on a base of 62.0 million and
61.9 million shares for Pro Forma First Quarter Fiscal 1999 and 1998, respectively, which was the number of shares outstanding on November 27, 1998 and August 28, 1998. Pro forma diluted earnings per share were calculated on a base of 64.1 million and 62.5 million for Pro Forma First Quarter Fiscal 1999 and 1998, respectively. The dilutive shares were the result of the Company's convertible debt, stock option plans and deferred stock incentive plans outstanding.

PRO FORMA UNAUDITED CONDENSED STATEMENT OF INCOME BY SEGMENT
FOR THIRTEEN WEEKS ENDED NOVEMBER 27, 1998, AND NOVEMBER 28, 1997
 ($ in millions, except per share amounts)



                                                                          THIRTEEN WEEKS ENDED
                                                                -----------------------------------------
                                                                  NOVEMBER 27,           NOVEMBER 28,
                                                                      1998                   1997
                                                                ------------------     ------------------

SALES
      Corporate Services                                                   $ 335                  $ 327
      Health Care                                                            315                    318
      Education                                                              396                    376
      Schools                                                                108                    103
      Canada                                                                  37                     41
      Laundries/Other                                                         18                     16
                                                                ------------------     ------------------
TOTAL SALES                                                                1,209                  1,181

OPERATING COSTS AND EXPENSES
      Corporate Services                                                     313                    308
      Health Care                                                            288                    293
      Education                                                              352                    337
      Schools                                                                101                     97
      Canada                                                                  35                     39
      Laundries/Other                                                         18                     15
                                                                ------------------     ------------------
TOTAL OPERATING COSTS AND EXPENSES                                         1,107                  1,089
                                                                ------------------     ------------------

OPERATING PROFIT BEFORE
   CORPORATE ITEMS
      Corporate Services                                                      22                     19
      Health Care                                                             27                     25
      Education                                                               44                     39
      Schools                                                                  7                      6
      Canada                                                                   2                      2
      Laundries/Other                                                         --                      1
                                                                ------------------     ------------------
TOTAL OPERATING PROFIT                                                       102                     92

CORPORATE ITEMS:
  Amortization of Intangible Assets                                           (9)                    (9)
  Corporate Expenses                                                         (19)                   (21)
  Interest Expense, Net                                                      (23)                   (22)
  Gain on Sale of Investment                                                   8                     --
                                                                ------------------     ------------------

INCOME BEFORE INCOME TAXES                                                    59                     40

Provision for Income Taxes                                                   (26)                   (19)
                                                                ------------------     ------------------

PRO FORMA NET INCOME                                                      $   33                 $   21
                                                                ==================     ==================

PRO FORMA BASIC EARNINGS PER SHARE                                        $ 0.53                 $ 0.34
                                                                ==================     ==================

PRO FORMA DILUTED EARNINGS PER SHARE                                      $ 0.52                 $ 0.33
                                                                ==================     ==================

DISCUSSION OF PRO FORMA FIRST QUARTER 1999 AND 1998 RESULTS OF OPERATIONS

Total sales for Pro Forma First Quarter Fiscal 1999 were $1.21 billion, an increase of $28 million, or 2%, over $1.18 billion for Pro Forma First Quarter Fiscal 1998. This growth was mostly attributable to strong performance in the Education and Schools (K-12) divisions. Growth in the Corporate Services division's sales was hampered by the absence of sales to clients lost after Pro Forma First Quarter Fiscal 1998 that largely offset the favorable impact of the Crossroads Cuisines retail strategy. A decline in sales in the Health Care and Canada divisions in the current quarter partially offset the performance of the Education, Schools and Corporate Services divisions. The decrease in the Health Care division's sales was mostly the result of several large clients switching their contracts from profit and loss type contracts to management fee contracts, which reduced the amount of revenue recognized. The Canada division's sales would have been flat compared with last year's quarter without the fluctuations in the Canadian dollar.

Operating profit before corporate items (corporate expenses, interest expense, amortization of intangible assets and gain on sale of investment) totaled $102 million for the Pro Forma First Quarter Fiscal 1999, an increase of $10 million, or 11%, over the $92 million in operating profit for the Pro Forma First Quarter Fiscal 1998. This increase was driven by solid growth in profits at existing clients across all divisions, in addition to administrative synergies. Despite the challenges in its market, the Health Care division's operating profit increased over 8 percent in the current quarter when compared with last year's quarter. Partially offsetting these strong performances was the lower profits in the Laundries division, which resulted from increased expenses associated with the expansion of two client relationships.

Corporate expenses and amortization of intangible assets in the Pro Forma First Quarter Fiscal 1999 totaled $28 million, a 5% reduction from the $30 million for the Pro Forma First Quarter Fiscal 1998, reflecting the elimination of certain positions after the Transactions along with other administrative synergies. The Pro Forma First Quarter Fiscal 1999 included the favorable impact from the sale of the Company's Bright Horizons Family Solutions ("BFAM") investment. The Company made the investment in and formed a marketing affiliation with Corporate Childcare, a predecessor of BFAM, in 1989. As a result of a series of mergers and an Initial Public Offering involving Corporate Childcare, the Company owned less than 5% of the new entity BFAM. The Company decided to sell the majority of this investment in the Pro Forma First Quarter Fiscal 1999 for a pretax gain of $7.8 million, or $4.3 million after-tax ($0.07 per diluted common share).

Total operating costs, corporate expenses and amortization of intangible assets represented, in the aggregate, 93.9% of total sales for the Pro Forma First Quarter Fiscal 1999 compared with Fiscal 1998's comparable period ratio of 94.8%. The Company anticipates this margin will continue to improve in the periods ahead, as the Company continues its integration of the MMS and Sodexho North America operations resulting in savings realized from purchasing and administrative actions. These savings are anticipated to reach $60 million annually by fiscal year 2001.

The growth in operating profit combined with the gain on sale of investment and reduced corporate expenses contributed to an increase in pretax income of $19 million, or 47%, to $59 million for the Pro Forma First Quarter Fiscal 1999. The effective tax rate for the current pro forma period was 44%, a decrease from 48% for 1998, due to the implementation of effective tax planning strategies and the lower proportion of nondeductible intangible amortization expense in relation to total operating profit between the years. Net income increased 57% to $33 million, or $0.52 per diluted share, compared with $21 million, or $0.33 per diluted share for Pro Forma First Quarter Fiscal 1998.

                                     PART I
                        FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.
FINANCIAL STATEMENTS


                         SODEXHO MARRIOTT SERVICES, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    ($ in millions, except per share amounts)
                                   (Unaudited)



                                                                         THIRTEEN WEEKS            SIXTEEN WEEKS
                                                                              ENDED                    ENDED
                                                                          NOVEMBER 27,              JANUARY 2,
                                                                              1998                     1998
                                                                        ------------------       ------------------

SALES                                                                             $1,209                   $1,636

Operating Costs and Expenses                                                       1,108                    1,560
Loss on sale of MMS-UK Operations                                                     --                       22
                                                                        ------------------       ------------------
                                                                                   1,108                    1,582
                                                                        ------------------       ------------------

OPERATING PROFIT BEFORE CORPORATE ITEMS                                              101                       54

CORPORATE ITEMS:
   Corporate expenses, including amortization of intangible assets                   (34)                     (30)
   Interest expense, net                                                             (23)                     (20)
   Gain on sale on investment                                                          8                       --
                                                                        ------------------       ------------------

Income From Continuing Operations Before Income Taxes                                 52                        4
Provision for income taxes                                                           (23)                      (4)
                                                                        ------------------       ------------------
INCOME FROM CONTINUING OPERATIONS                                                     29                        -
Discontinued operations, net of income taxes                                           -                      108
                                                                        ------------------       ------------------

NET INCOME                                                                         $  29                   $  108
                                                                        ==================       ==================


Basic Earnings Per Share:
    Continuing Operations                                                          $0.46                    $   -
    Discontinued Operations                                                            -                     3.29
                                                                        ------------------       ------------------
BASIC EARNINGS PER SHARE                                                           $0.46                    $3.29
                                                                        ==================       ==================

Diluted Earnings Per Share:
    Continuing Operations                                                          $0.45                    $   -
    Discontinued Operations                                                            -                     3.29
                                                                        ------------------       ------------------
DILUTED EARNINGS PER SHARE                                                         $0.45                    $3.29
                                                                        ==================       ==================





            See notes to condensed consolidated financial statements.

                         SODEXHO MARRIOTT SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 ($ in millions)



                                                                                    NOVEMBER 27,              AUGUST 28,
                                                                                        1998                     1998
                                                                                    (Unaudited)
                                                                                  ------------------      -------------------

                                     ASSETS
Current Assets
   Cash and equivalents                                                                     $   76                   $   79
   Accounts and notes receivable, net                                                          553                      374
   Other                                                                                       154                      152
                                                                                  ------------------      -------------------
              Total current assets                                                             783                      605

Property and equipment, net                                                                     72                       82
Intangible assets, net                                                                         563                      573
Other assets                                                                                    78                       81
                                                                                  ------------------      -------------------
                                                                                            $1,496                   $1,341
                                                                                  ==================      ===================



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Current portion of long-term debt                                                       $   126                   $   96
   Accounts payable                                                                            287                      222
   Other current liabilities                                                                   378                      328
   Payable to affiliates for excess net tangible assets                                         28                       49
                                                                                  ------------------      -------------------
                Total current liabilities                                                      819                      695

Long-term debt                                                                               1,061                    1,062
Other long-term liabilities                                                                    116                      110
Convertible subordinated debt                                                                   29                       29

Stockholders' Deficit
   Preferred stock, no par value, 1 million shares authorized; no shares issued                  -                        -
   Common stock, $1 par value, 300 million shares authorized;
     62 million shares issued and outstanding                                                   62                       62
   Additional paid-in capital                                                                1,325                    1,322
   Accumulated deficit                                                                      (1,917)                  (1,946)
   Accumulated other comprehensive income                                                        1                        7
                                                                                  ------------------      -------------------
                Total stockholders' deficit                                                   (529)                    (555)
                                                                                  ------------------      -------------------
                Total liabilities and stockholders' deficit                                 $1,496                   $1,341
                                                                                  ==================      ===================


            See notes to condensed consolidated financial statements.


                         SODEXHO MARRIOTT SERVICES, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                 ($ in millions)
                                   (Unaudited)


                                                                           THIRTEEN WEEKS            SIXTEEN WEEKS
                                                                                ENDED                    ENDED
                                                                          NOVEMBER 27, 1998           JANUARY 2, 1998
                                                                           ------------------       ------------------

CASH USED IN OPERATING ACTIVITIES
   Net Income                                                                         $ 29                     $108
   Adjustments to reconcile to cash provided by continuing operations:
       Income from discontinued operations                                              --                     (108)
       Depreciation and amortization expense                                            21                       30
       Gain on sale of investment                                                       (8)                      --
       Deferred income taxes                                                             1                       --
       Changes in working capital                                                      (67)                     (51)
       Changes in discontinued operations                                               --                       13
       Other                                                                             7                       --
                                                                          ------------------       ------------------
NET CASH USED IN CONTINUING OPERATING ACTIVITIES                                       (17)                      (8)

CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                                                                (12)                    (112)
   Dispositions                                                                         21                      102
   Payments for excess net tangible assets                                             (22)                      --
   Net investment in discontinued operations                                            --                     (104)
   Other                                                                                (4)                     128
                                                                          ------------------       ------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                    (17)                      14

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuances of long-term debt                                            --                      103
   Proceeds from borrowings from short-term credit facility                             30                       --
   Repayments of long-term debt                                                         --                       (7)
   Issuances of common stock                                                             1                       12
   Purchases of treasury stock                                                          --                     (124)
   Dividends paid - common stock                                                        --                      (11)
                                                                          ------------------       ------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     31                      (27)
                                                                          ------------------       ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (3)                     (21)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                           79                      160
                                                                          ------------------       ------------------

CASH AND CASH EQUIVALENTS END OF PERIOD                                               $ 76                    $ 139
                                                                          ==================       ==================








            See notes to condensed consolidated financial statements.

                         SODEXHO MARRIOTT SERVICES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                              (amounts in millions)
                                   (Unaudited)


                                                                                              ACCUMULATED
                                                                                                 OTHER
  NUMBER                                                      ADDITIONAL                     COMPREHENSIVE
    OF                                           COMMON         PAID-IN      ACCUMULATED         INCOME
  SHARES                                         STOCK          CAPITAL        DEFICIT         (EXPENSE)          TOTAL
------------ ------------------------------- --------------- -------------- --------------- ----------------- ---------------

       61.9  Balance, August 28, 1998                  $62         $1,322         $(1,946)               $7           $(555)

         --  Net income                                 --             --              29                --              29
             Reclassification of gain
               realized in net income,
         --    net of taxes                             --             --              --                (4)             (4)
         --  Foreign exchange translation               --             --              --                --              --
         --  Other                                      --             --              --                (2)             (2)
------------ ------------------------------- --------------- -------------- --------------- ----------------- ---------------
         --  TOTAL COMPREHENSIVE INCOME                 --             --              29                (6)             23

             Employee stock plan
        0.2    issuance and other                       --              3              --                --               3
------------ ------------------------------- --------------- -------------- --------------- ----------------- ---------------

       62.1  Balance, November 27, 1998                $62         $1,325         $(1,917)               $1           $(529)
============ =============================== =============== ============== =============== ================= ===============




            See notes to condensed consolidated financial statements.

                         SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Sodexho Marriott Services, Inc. (together with its consolidated subsidiaries, the "Company") is the leading provider in North America of outsourced food and facilities management services to businesses, health care facilities, colleges and universities, and primary and secondary schools. Food services include food and beverage procurement, preparation and menu planning, as well as the operation and maintenance of food service and catering facilities, generally on a client's premises. Facilities management services include plant maintenance, energy management, grounds keeping, housekeeping and custodial services.

The Company was formerly named Marriott International, Inc. ("MI"). Upon consummation of the Distribution, Acquisition and Refinancing (collectively, the "Transactions"), which occurred on March 27, 1998, the last day of the first quarter of 1998, Marriott International, Inc. was renamed Sodexho Marriott Services, Inc. As of March 27, 1998, the principal business of the Company changed from lodging and contract services to food and facilities management services. In connection with the Distribution and Acquisition, the Company restructured and refinanced its debt. The Transactions are explained in detail below and in Note 2.

The accompanying Condensed Consolidated Financial Statements of the Company have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Transition Report on Form-10K for the period ended August 28, 1998.

In the opinion of the Company, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of November 27, 1998 and August 28, 1998, and the results of operations for the 13-weeks ended November 27, 1998 and the 16-weeks ended January 2, 1998. Interim results are not necessarily indicative of fiscal year performance. All material intercompany transactions and balances between Sodexho Marriott Services, Inc., and its consolidated subsidiaries have been eliminated. Certain amounts previously presented have been reclassified to conform to the current presentation. Additionally, related to the Distribution on March 27, 1998, the Company has combined the results of operations and cash flow items of the lodging segment as "Discontinued Operations" for all periods presented prior to the Distribution (see "Distribution" below and Note 2).


DISTRIBUTION

On March 27, 1998, the Company completed the Distribution to its shareholders, on a pro rata basis, of all outstanding shares of New Marriott MI, Inc. ("New Marriott"), a wholly owned subsidiary of the Company, in a tax-free distribution (the "Distribution"). New Marriott conducts the lodging (including timeshare resort development and operation), senior living services and distribution service businesses previously conducted by the Company and changed its name to Marriott International, Inc. The food service and facilities management business continues to be conducted by the Company. Immediately after the Distribution, the Company acquired the North American food service and facilities management operations of Sodexho Alliance, S.A. (Sodexho) in exchange for stock of the Company, with the Company operating the combined food service and facilities management businesses under the name - Sodexho Marriott Services, Inc. As a result of the issuance of new shares of the Company's common stock to Sodexho in connection with the Acquisition, the shareholders that owned 100% of the Company immediately prior to the Distribution owned approximately 51% of the Company thereafter. At the same time, the Company obtained financing arranged by Sodexho, to refinance certain existing indebtedness of the Company.

                         SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

DISTRIBUTION, CONTINUED

For the purposes of governing certain of the ongoing relationships between MI and the Company after the Distribution and to provide for an orderly transition, MI and the Company entered into various agreements including the Employee Benefits and Other Employment Matters Allocation Agreement, Liquid Yield Option Notes (LYONs) Allocation Agreement, Tax Sharing Agreement, Trademark and Trade Name License Agreement, Noncompetition Agreement, Employee Benefit Services Agreement, Procurement Services Agreement, Distribution Services Agreement and other transitional services agreements. Effective March 27, 1998, these agreements provided, among other things, that MI assumed administration of certain of the Company's employee benefit plans and insurance programs as well as succeed to the Company's liability to LYONs holders under the LYONs Indenture, a portion of which was assumed by the Company. In connection with the Distribution, on October 31, 1997, the Company sold the MMS- UK operations to Sodexho for $50 million in cash. The sale resulted in a pretax loss of $22 million ($14 million after-tax, or $0.40 per share).

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

The allowance for doubtful accounts for continuing operations was $18 million and $17 million at November 27, 1998 and August 28, 1998, respectively. Concentration of credit risk within accounts receivable is limited because a large number of customers make up the Company's customer base, thus spreading risk associated with trade credit. In addition, the Company closely monitors its accounts receivable. The Company generally does not require collateral and maintains reserves for potential uncollectible amounts, which, in the aggregate, have not exceeded management's expectations.

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

                         SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

The notional balances of these agreements represent a balance used to calculate the exchange of cash flows and are not assets or liabilities of the Company, and do not represent an exposure to credit loss. The notional amount and interest payments of these agreements match the cash flows of the related debt. Accordingly, any market risk or opportunity associated with these agreements is offset by the opposite market impact on the related debt. The Company's credit risk related to interest-rate agreements is considered low because they are entered into only with strong creditworthy counterparties and are generally settled on a net basis. The difference paid or received on interest-rate agreements is recognized as an adjustment to interest expense.

INCOME TAXES

The Company recognizes deferred tax assets and liabilities based upon the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards.

EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in fiscal 1997. Under SFAS No. 128, basic earnings per share is computed by dividing net income by the weighted-average number of outstanding common shares. Diluted earnings per share is computed by dividing net income, adjusted for interest expense related to convertible securities (after-tax), by the diluted weighted-average number of outstanding common shares, including the "if-converted" shares relating to convertible securities. On March 27, 1998, the Company's common stock underwent a one-for-four reverse stock split. Earnings per share computations have been restated to reflect this reverse stock split.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents. The Company uses drafts in its cash management system. At November 27, 1998 and August 28, 1998, the Company had $57 million and $34 million of outstanding drafts included in accounts payable, respectively.

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

                         SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INTANGIBLE ASSETS

Intangible assets primarily consist of goodwill and customer relationships. Intangible assets are amortized on a straight-line basis over periods generally ranging from 30 to 40 years for goodwill and 10 to 20 years for customer relationships.

Amortization expense for continuing operations totaled $9 million for the thirteen weeks ended November 27, 1998, compared with $8 million for the sixteen weeks ended January 2, 1998. Amortization expense for discontinued operations totaled $13 million for the sixteen weeks ended January 2, 1998.

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

ACCUMULATED OTHER COMPREHENSIVE INCOME

In June 1997, SFAS No. 130--"Reporting Comprehensive Income" was issued, requiring that certain financial activity typically disclosed in stockholders' equity be reported in the financial statements as an adjustment to net income in determining comprehensive income. Items applicable to the Company include activity in foreign exchange translation adjustments and securities available for sale under SFAS No. 115. Items identified as comprehensive income are reported, under separate captions, in the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Stockholders' Deficit.

Results for the Canada division are translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities are translated using the exchange rate in effect at the applicable balance sheet date, and resulting translation adjustments are reflected in stockholders' deficit as accumulated other comprehensive income.

Total accumulated other comprehensive income included $1.8 million of gross foreign exchange translations gains, net of taxes totaling $0.8 million, at November 27, 1998. Total accumulated other comprehensive income included $10.1 million of gross unrealized securities gain adjustments under SFAS No. 115, net of taxes totaling $4.0 million and gross foreign exchange translation gains totaling $1.1 million, net of taxes totaling $0.4 million at August 28, 1998. Total Comprehensive Income for the first quarter of fiscal 1999 was mostly comprised of $29 million in net income, partially offset by the reclassification of the realized gain on the sale of investment totaling $7.8 million pretax, net of taxes totaling $3.5 million, for a cumulative $4.3 million net realized gain on sale of investment recorded to the current quarter's Condensed Consolidated Statement of Income.

SEGMENT REPORTING

In June 1997, SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information" was issued requiring the reporting of selected segmented information in quarterly and annual reports. Information from operating segments is derived from methods used by the Company's management to allocate resources and measure performance. For fiscal year reporting, the Company is required to disclose profit/loss, revenues and assets for each segment identified, including reconciliations of these items to consolidated totals. For interim reporting periods, the Company is required to disclose profit/loss and revenues for each segment. The Company is also required to disclose the basis for identifying the segments and the types of products and services within each segment. SFAS No. 131 was effective for the Company for the Transition Period ended August 28, 1998 and quarterly beginning in fiscal 1999 (see Note 7), including the restatement of prior periods reported consistent with this pronouncement, if practicable.

                         SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

DISCONTINUED OPERATIONS

As a result of the Distribution, the Condensed Consolidated Financial Statements and Notes thereto have been restated to present the lodging segment distributed to shareholders as Discontinued Operations. The MDS, MSLS and MMS business make up the Contract Services segment in the historical financial statements of the Company. Thus, the distributed operations of MSLS and MDS are presented as continuing operations prior to the date of distribution, March 27, 1998.

Discontinued Operations, Net of Income Taxes, is comprised of the following:



                                                       16 Weeks Ended
                                                      January 2, 1998
                                                    ---------------------
                                                    ($ in millions, except
                                                       per share amounts)


Sales                                                            $2,240

Income Before Income Taxes                                       $  174
Income Taxes                                                        (66)
                                                    ---------------------
Discontinued Operations, Net of Income Taxes                     $  108
                                                    =====================

Basic Earnings Per Share                                          $3.29
                                                    ---------------------
Diluted Earnings Per Share                                        $3.29
                                                    =====================

Net identifiable assets of the Lodging segment totaled $2.9 billion as of January 2, 1998.

                         SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(3)  INTEGRATION AND RESTRUCTURING

Integration and restructuring actions taken in the 13-weeks ended November 27, 1998, reflect the undertaking by the Company to integrate and realign resources for more effective and efficient execution of operating strategies. Integration costs totaled $8 million during the first quarter of fiscal 1999. The integration costs include, among other items, training and relocating of former MMS employees, incremental overhead during the integration phase, systems modifications, and other one-time costs.

Restructuring costs represent employee termination benefits, office closure expenditures, and other costs related to a restructuring plan initiated from the Transactions. The acquisition reserve, which totaled $20 million at November 27, 1998, generally represents the estimated cost of termination benefits for approximately 350 former Sodexho North America employees as well as the estimated cost for the closure of certain Sodexho North America offices.

Acquisition Reserve activity related to the Transactions for the 13-weeks ended November 27, 1998 is detailed below:



                                         Balance as of                                     Balance as of
                                        August 28, 1998            Payments              November 27, 1998
                                      -------------------- -- -------------------- --- -----------------------
                                                                  ($ in millions)

Employee Terminations                               $10.0                  $(2.8)                        $7.2
Relocation of Sodexho Facilities                      2.6                   (0.6)                         2.0
Closures                                              3.1                   (0.1)                         3.0
Other                                                 8.2                   (0.3)                         7.9
                                      --------------------    --------------------     -----------------------

Total                                               $23.9                  $(3.8)                       $20.1
                                      ====================    ====================     =======================

In addition, integration expenses recorded in the Condensed Consolidated Statement of Income during the first quarter of fiscal 1999 are detailed below. No restructuring expenses were recorded in the Condensed Consolidated Statement of Income during the first quarter of fiscal 1999.



                                                          Thirteen Weeks Ended
                                                           November 27, 1998
                                                       ---------------------------
                                                            ($ in millions)

Integration:
   Duplicate Overhead                                                        $3.7
   MMS Relocation                                                             0.1
   Training Systems                                                           0.5
   Other                                                                      3.3
                                                       ---------------------------

Total                                                                        $7.6
                                                       ===========================

                         SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)  DEBT



                                                           November 27,           August 28,
                                                               1998                  1998
                                                         -----------------     -----------------
                                                                    ($ in millions)


Short-Term Debt:
Current Portion of Long-Term Debt                                   $ 70                  $ 70
Senior Secured Revolving Credit Facility                              55                    25
Other                                                                  1                     1
                                                         -----------------     -----------------
      Total                                                         $126                  $ 96
                                                         =================     =================

Long-Term Debt:
Senior Secured Credit Facility, maturing 2004
   averaging 7.10% in fiscal 1999                                   $500                  $500
Senior Guaranteed Credit Facility, due 2005
   averaging 6.95% in fiscal 1999                                    620                   620
Unsecured debt:
   Senior Debt, maturing through 2009
      averaging 7.07% in fiscal 1999                                   6                     6
   Other                                                               2                     2
Capital Lease Obligations                                              3                     4
                                                         -----------------     -----------------
      Total                                                       $1,131                $1,132
Amount Reclassified to Short-Term Debt                               (70)                  (70)
                                                         -----------------     -----------------
                                                                  $1,061                $1,062
                                                         =================     =================


Senior Secured Credit Facility-- the senior secured credit facility consists of $235 million of revolving credit and an additional $500 million, six-year term loan facility. Interest is based on a bank prime rate, an amount over the Federal funds rate, or an amount over the London interbank offered rate for Eurodollar deposits ("LIBOR"), payable in arrears quarterly. At November 27, 1998, the Company is paying a rate of 7.10% on this facility, adjusted for fee amortization and hedging costs. The senior secured credit facility is secured predominately by inventory, accounts receivable and the stock of certain subsidiaries of the Company. Up to $100 million of the $235 million revolving credit may be used to collateralize letters of credit, which totaled $26 million at November 27, 1998. At November 27, 1998, $154 million of this facility was not used and was available to the Company.

Senior Guaranteed Credit Facility-- the senior guaranteed credit facility consists of a $620 million seven-year term loan. Interest is based on a bank prime rate, an amount over the Federal funds rate, or an amount over LIBOR, payable in arrears quarterly. At November 27, 1998, the Company is paying a rate of 6.95% on this facility, adjusted for fee amortization and hedging costs. This facility is guaranteed by Sodexho, for which the Company pays Sodexho an annual fee of 0.5% of the outstanding balance of the Senior Guaranteed Credit Facility, or $3 million pretax.

The Company's debt agreements require the maintenance of certain financial ratios and stockholders' equity balances, and also include, among other things, limitations on additional indebtedness, certain acquisitions, dividend payments, pledging of assets, and other restrictions on operations related to cash flow.
The Company met the financial covenants of the debt agreements as of November 27, 1998 and for the 13-weeks then ended.

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

                         SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)  DEBT, CONTINUED

CONVERTIBLE SUBORDINATED DEBT

On March 25, 1996, the Company issued $540 million (principal amount at maturity) of zero coupon convertible subordinated debt in the form of Liquid Yield Option Notes ("LYONs") due 2011. Each $1,000 LYON is convertible at any time, at the option of the holder, into 8.76 shares of the Company's Common Stock prior to the Transactions and the Distribution (see below). The LYONs was issued at a discount representing a yield to maturity of 4.25 percent. The Company recorded the LYONs at the discounted amount at issuance. Accretion is recorded as interest expense and an increase to the carrying value. Gross proceeds from the LYONs issuance were $288 million.

Upon consummation of the Distribution, each LYON was convertible into 2.19 shares of the Company's common stock (after giving effect to a one-for-four reverse stock split), as well as a certain amount of shares of MI's Common Stock. The LYONs were assumed by MI, and the Company assumed responsibility for a portion of the LYONs equal to its pro rata share of the relative equity values of the Company and MI as determined in good faith by the Company prior to the Distribution, although MI remains liable to the holders of the LYONs for any payments that the Company fails to make on its allocable portion. The Company's allocated portion of the LYONS totaled $29 million at November 27, 1998.

INTEREST-RATE AGREEMENTS

At November 27, 1998, the majority of the Company's debt was payable at variable rates of interest. As part of the Refinancing of the Company's debt, the Company entered into several interest-rate agreements on May 29, 1998 totaling $900 million in notional principal balances to hedge a portion of its variable rate debt. These agreements guarantee a fixed rate of interest over the life of the agreements. The Company is paying a fixed rate ranging between 5.73% and 5.90%, plus a residual margin that is not hedged relating to the underlying variable-rate debt, resulting in a weighted-average rate for the Company of 7.01% at November 27, 1998. These agreements expire between August 2001 and February 2005. Since the inception of these agreements, the Company had paid a net $0.3 million to its counterparties under these agreements, recorded as additional interest expense. At November 27, 1998, the Company had $0.3 million in accrued interest payable to its counterparties and did not have any unamortized fees or premiums under these agreements. Also, at November 27, 1998, the aggregate net unrealized loss under these agreements was approximately $21 million, based on the termination cost of these agreements obtained by third party market quotes. All of the Company's interest rate agreements are for purposes other than trading.

(5)  STOCKHOLDERS' DEFICIT

STOCKHOLDERS' DEFICIT

The Company is authorized to issue three hundred million shares of the Company's common stock, with a par value of $1 per share. One million shares of preferred stock, without par value, are authorized, with none issued. At the Distribution, each shareholder received one share of the Company's stock and two shares of New Marriott MI, Inc. stock (renamed Marriott International, Inc.). In addition, the Company's stock underwent a one-for-four reverse stock split on March 27, 1998. Prior to the Distribution, the Company's charter authorized the issuance of seventy-five million shares of the Company's common stock, with a par value of $1 per share, with one million shares of preferred stock, without par value, authorized, with none issued.

In addition, on March 27, 1998, the Company issued to Sodexho Alliance, S.A., approximately 48% of its shares of common stock, representing 29.9 million shares (after the effect of the reverse stock split), in exchange for $304 million in cash and the operations of Sodexho North America. At November 27, 1998, the Company had 62,110,491 shares outstanding.

                         SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(5)  STOCKHOLDERS' DEFICIT, CONTINUED


EARNINGS PER SHARE

The following table details earnings and number of shares used in the basic and diluted earnings per share calculations.


                                                                     Thirteen Weeks               Sixteen Weeks
                                                                   Ended November 27,           Ended January 2,
                                                                          1998                        1998
                                                                 ----------------------- --- ------------------------
                                                                       (in millions, except per share amounts)

Computation of Basic Earnings Per Share:
Net (Loss) Income from Continuing Operations                                     $  29                        $  --
Net Income from Discontinued Operations                                             --                          108
                                                                 -----------------------     ------------------------
Net Income                                                                       $  29                        $ 108
                                                                 =======================     ========================

Weighted Average Shares Outstanding                                               62.0                         32.8
                                                                 =======================     ========================
Basic Earnings Per Share:
 Continuing Operations                                                           $0.46                        $  --
 Discontinued Operations                                                            --                         3.29
                                                                 -----------------------     ------------------------
Basic Earnings Per Share                                                         $0.46                        $3.29
                                                                 =======================     ========================

Computation of Diluted Earnings Per Share:
Diluted Net (Loss) Income from Continuing Operations                               $29                        $  --
Diluted Net Income from Discontinued Operations                                     --                          108
                                                                 -----------------------     ------------------------
Diluted Net Income                                                                 $29                        $ 108
                                                                 =======================     ========================

Weighted Average Shares Outstanding                                               62.0                         32.8
Effect of Dilutive Securities:
 Employee Stock Option Plan                                                        0.8                            *
 Deferred Stock Incentive Plan                                                     0.1                            *
 Convertible Subordinated Debt                                                     1.2                            *
                                                                 -----------------------     ------------------------
Diluted Weighted Average Shares Outstanding                                       64.1                         32.8
                                                                 =======================     ========================
Diluted Earnings Per Share:
 Continuing Operations                                                           $0.45                        $  --
 Discontinued Operations                                                            --                         3.29
                                                                 -----------------------     ------------------------
Diluted Earnings Per Share                                                       $0.45                        $3.29
                                                                 =======================     ========================

[FN]

*--The effect of dilutive securities is computed using the treasury stock method and average market prices during the periods. The if-converted method is used for convertible subordinated debt ("debt securities"). For the 16 weeks ended January 2, 1998, dilutive securities under the employee stock option plan of 1.0 million, the deferred stock incentive plan of 0.7 million, and the debt securities of 1.2 million were excluded due to the loss from continuing operations.

                         SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(6)  EMPLOYEE BENEFIT AND INCENTIVE PLANS

DEFERRED COMPENSATION PLANS

Employees meeting certain eligibility requirements can participate in the Company's deferred compensation and savings plans. As part of the Distribution, the Company elected to continue the deferred compensation plan and has established a new savings plan for the Company separate from the MI profit sharing plan. The Company assumed the obligations and liabilities of the undistributed portion of the deferred compensation plan in relationship to the employees retained by the Company after the Distribution. The Company currently contributes generally 50% of the participants' contributions to these plans, limited to 6% of compensation, with certain exceptions. For the 13-week period ended November 27, 1998, expenses that related to these plans totaled $3.6 million.

STOCK OPTION PLANS

Prior to the Distribution, the Company amended and restated the 1993 Stock Plan and the 1996 Stock Plan, presently known as the Sodexho Marriott Services, Inc. 1993 and 1998 Comprehensive Stock Incentive Plans, respectively (the "1993 Plan" or the "1998 Plan"). The purpose of these plans is to promote and enhance the long-term growth of the Company by aligning the interests of the employees with the interests of the Company's shareholders. The 1993 Plan will administer the converted stock options prior to the Distribution, with no new awards made under this plan. The 1998 Plan will govern the issuance and administration of conversion awards under the previous 1996 stock plan and will also be available for the issuance of new awards. These stock plans are administered by the Compensation Policy Committee as authorized by the Board of Directors. As part of the Distribution and the amendment of these plans, and in relationship to the changes in the capital structure of the Company after the Distribution, the Board of Directors had approved up to 10 million shares of common stock to be available under the 1998 Plan for converted options as well as new awards.

Employee stock options may be granted to officers and key employees at exercise prices not less than the market price of the Company's stock on the date of grant. Most options under the stock option plans are exercisable in cumulative installments of one-fourth at the end of each of the first four years following the date of grant. In the first quarter of fiscal 1999, the Company issued 57,000 new stock option awards.

A summary of the Company's stock option activity during the 13-weeks ended November 27, 1998, is presented below:


                                                        Thirteen Weeks Ended
                                                          November 27, 1998
                                                --------------------------------------
                                                                         Weighted
                                                   Number of             Average
                                                    Options              Exercise
                                                 (in millions)            Price
                                                -----------------    -----------------

Outstanding at August 28, 1998                              5.0                  $20
Granted during the thirteen weeks                           0.1                   28
Exercised during the thirteen weeks                        (0.3)                   7
Forfeited during the thirteen weeks                          --                   --
                                                -----------------    -----------------
Outstanding at November 27, 1998                            4.8                  $21
                                                =================    =================
Options exercisable at November 27, 1998                    1.4                  $13
                                                =================    =================


(7)  BUSINESS SEGMENTS

The Company is the leading provider in North America of outsourced food and facilities management services to businesses, health care facilities, colleges and universities, primary and secondary schools and other clients. The Company has six business segments within these markets: Corporate Services, Health Care, Education, Schools, Canada, and Laundries/Other.

                         SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(7)  BUSINESS SEGMENTS, CONTINUED

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

Sales and operating profit by business segment:



                                                      13 Weeks Ended          16 Weeks Ended
                                                       November 27,             January 2,
                                                           1998                    1998
                                                   ---------------------    --------------------
                                                                 ($ in millions)

Gross Sales
      Corporate Services                                        $  335                  $  290
      Health Care                                                  315                     325
      Education                                                    396                     318
      Schools                                                      108                     116
      Canada                                                        37                      36
      Laundries/Other                                               18                      57
      Other Contract Services                                       --                     494
                                                   ---------------------    --------------------
  Contract Services                                              1,209                   1,636

  Discontinued Operations                                           --                   2,240
                                                   ---------------------    --------------------

Total Gross Sales                                               $1,209                  $3,876
                                                   =====================    ====================

Gross Operating Profit
      Corporate Services                                        $   22                  $   12
      Health Care                                                   27                      24
      Education                                                     44                      27
      Schools                                                        6                       5
      Canada                                                         2                       2
      Laundries/Other                                               --                      --
      Other Contract Services                                       --                       6
      Loss on Sale of MMS-UK Operations                             --                     (22)
                                                   ---------------------    --------------------
  Contract Services                                                101                      54

  Discontinued Operations                                           --                     174
                                                   ---------------------    --------------------

Total Gross Operating Profit                                    $  101                  $  228
                                                   =====================    ====================

Total Net Operating Profit from
   Continuing Operations (Contract Services)                    $  101                  $   54

Corporate Items                                                    (49)                    (50)
                                                   ---------------------    --------------------

 Income From Continuing Operations,
  Before Taxes                                                  $   52                  $    4
                                                   =====================    ====================



(8)  COMMITMENTS AND CONTINGENCIES

The nature of the business of the Company causes it to be involved in routine legal proceedings from time to time. Management of the Company believes that there are no pending or threatened legal proceedings that upon resolution would have a material adverse impact to the Company.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of operations of the Company for the 13-week period ended November 27, 1998 ("First Quarter Fiscal 1999") as compared with the historical unaudited 16-week period ended January 2, 1998. While the comparison of the First Quarter Fiscal 1999 to the previously reported 16-week period in 1997 differs by three weeks, management believes that this comparison is reasonable. Due to the substantial differences in the comparability of the Company's historical operating results for the First Quarter Fiscal 1999 versus the prior fiscal year's period, management believes that it is most meaningful and relevant, in understanding the present and ongoing operations of the Company, to review the Company's pro forma operating results presented in the "Introduction" section of this report.

THIRTEEN WEEKS ENDED NOVEMBER 27, 1998 VS. SIXTEEN WEEKS ENDED JANUARY 2, 1998.

Total sales for First Quarter Fiscal 1999 were $1.21 billion, a decrease of $427 million, or 26%, when compared with $1.64 billion for the 16 weeks ended January 2, 1998. The decline in sales between the periods was mostly attributable to the distribution of the Marriott Distribution Services ("MDS") and Marriott Senior Living Services ("MSLS") divisions to shareholders on March 27, 1998. The results of these divisions were included in total sales in the 16-week period ended January 2, 1998, but were not included in the First Quarter Fiscal 1999. Excluding the MDS and MSLS divisions, total sales increased $67 million, or 5.9%. Corporate Services sales in the 1999 first quarter totaled $335 million, an increase of $45 million, or 15.5%, versus $290 million for the prior year's period, driven by the Acquisition. Education division sales increased $78 million to $396 million for the current period, an increase of 24.5%, again driven by the Acquisition.

Excluding the loss on the sale of MMS-UK operations, operating profit before corporate items totaled $101 million for the First Quarter Fiscal 1999 period, an increase of $25 million, or 32.9%, over the $76 million in operating profit for the 16-week period ended January 2, 1998. This increase was the result of the solid sales growth in the Corporate Services and Education divisions as detailed above. Total operating profit for Corporate Services division was $22 million for the First Quarter Fiscal 1999, a 83.3% increase over the 16-week prior period's total operating profit of $12 million. Education's total operating profit increased $17 million to $44 million, an increase of 63.0% compared to the prior year's period. In addition to increased sales, operating margins improved as the result of the Acquisition.

Corporate expenses, after excluding $6 million in integration charges, totaled $28 million in the First Quarter Fiscal 1999 period, down $2 million, or 6.7% from the 16-week prior period. The Company anticipates increased efficiencies in its operating costs and corporate expenses in the periods ahead, as the Company continues the integration of the MMS and Sodexho North America operations. These savings are anticipated to reach $60 million annually by fiscal year 2001. Increases in interest expense of $3 million, were more than offset by the $8 million gain on the sale of the Company's investment in Bright Horizons Family Solutions ("BFAM"). The Company decided to sell the majority of this investment in BFAM in the First Quarter Fiscal 1999 for a pretax gain of $7.8 million, or $4.3 million after-tax ($0.07 per diluted common share).

Excluding the $22 million pretax loss from the sale of MMS-UK to Sodexho Alliance in the prior period, income from continuing operations before income taxes doubled to $52 million, the result of strong increases in operating profit between the periods. Discontinued operations, net of income taxes, totaled $108 million for the 16-week period ended January 2, 1998, reflecting net income from the distributed lodging segment.

The Company's net effective income tax rate for continuing and discontinued operations was 44% for the First Quarter Fiscal 1999, compared with 39.5% for the prior year's period. This increase was due to the higher proportion of nondeductible intangible amortization expense largely from the Acquisition, partially offset by the implementation of effective tax planning strategies. Net income from continuing operations for the First Quarter Fiscal 1999 was $29 million, or $0.45 per diluted share, compared with break-even for the prior year's period. Discontinued Operations, net of income taxes, totaled $108 million, or $3.29 per diluted share, reflecting the performance of the Distributed lodging segment in the prior year's period before the Distribution to shareholders on March 27, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

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

The Company funds its capital requirements with a combination of existing cash balances and operating cash flow. As of November 27, 1998, the Company had a $235 million revolving credit facility available at an interest rate of 7.10% to provide funds for liquidity, seasonal borrowing needs and other general corporate purposes. At November 27, 1998, $55 million of this facility was outstanding, and an additional $26 million of the revolving credit facility had been utilized by letters of credit outstanding, principally related to insurance programs. The Company believes that cash flow generated from operations and current cash balances will be adequate to finance ongoing capital needs, as well as meet debt service requirements. The Company's debt agreements do not restrict the Company's ability to fund its planned growth initiatives from operating cash flow and existing credit facilities.

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

The Company is required to make quarterly cash interest payments on its term facilities, as well as scheduled principal repayments on its Senior Secured Credit Facility (as detailed in Note 4 to Condensed Consolidated Financial Statements). Annual interest expense is estimated to be approximately $90 million based on current debt balances, with scheduled principal repayments amounting to approximately: $70 million in 1999; $80 million in 2000; $80 million in 2001; $90 million in 2002; $115 million in 2003 and $65 million in 2004.

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

During the First Quarter Fiscal 1999, the Company experienced its normal seasonal impact on working capital as accounts receivable and accounts payable increased with the increase in overall demand for services in the Education and Schools divisions during the current quarter. Also, the Company made partial payments to MI and Sodexho related to Adjusted Net Tangible Assets in accordance with the respective Distribution and Acquisition agreements in the First Quarter Fiscal 1999. These payments totaled $22 million. Subject to final review by the Company, MI and Sodexho, any remaining payments plus accrued interest related to Adjusted Net Tangible Assets are expected to be paid during the second quarter of fiscal 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

NEW ACCOUNTING STANDARDS

SFAS No. 133-- "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and will require the Company to record derivative instruments, such as interest-rate agreements on the Consolidated Balance Sheet as assets or liabilities, measured at fair value. Currently, the Company treats such instruments as off-balance- sheet items. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the specific use of each derivative instrument and whether it qualifies for hedge accounting treatment as stated in the standard. SFAS No. 133 will be effective for the Company on September 4, 1999, the beginning of fiscal year 2000. The impact to the Company's financial position of implementing SFAS No. 133 has yet to be determined.

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

The Year 2000 issue could arise at any point in the Company's purchasing, supply, processing, distribution and financial chains. Incomplete or untimely resolution of the Year 2000 issue by the Company, its key suppliers, clients and other parties could have a material adverse effect on the Company's business, results of operations, financial condition and cash flow.

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

Year 2000 Readiness Disclosure. The Company began the process of understanding the Year 2000 issue in 1996. The Company's Board of Directors and senior management are committed to minimizing the impact of the Year 2000 issue on the Company's operations. Senior management has grouped the Company's exposure in five general categories:

o     Internally developed software
o     Third party software
o     Infrastructure (mainframe, personal computers, etc.)
o     Facilities systems
o     Other external systems (supply chain and other outside relationships)

Internally developed software, third party software and infrastructure hardware are all information technology ("IT") systems. Facilities and other external systems are non-IT systems.

The inventory and assessment phases both began in 1996. An inventory of internally developed software and the assessment of the necessary remediation are complete. Similarly, an inventory of third party software and mainframe systems is complete. The Company has substantially completed the inventory and assessment of personal computers, which are used at most of the Company's operating locations to support unit level financial and operating systems. The Company is also surveying and assessing facilities systems, which include food service refrigeration and food preparation systems that the Company manages for its clients. The Company also manages elevators, heating, ventilation and air conditioning systems for its clients pursuant to plant operations and maintenance agreements. Because these facilities systems reside at client sites, they are generally not under the Company's control, and responsibility for these systems generally rests with the client.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

YEAR 2000, CONTINUED

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

The remediation phase is complete for internally developed software and mainframe systems. With respect to third party software and personal computers, the Company has formulated a plan establishing the priorities for remediation or contingency planning. Both internal and external resources are involved in executing the plan, which is expected to be substantially complete by March 31, 1999. Systems considered most critical to ongoing operations and those that could have a material adverse effect on the Company's business results of operations, financial condition and cash flow are being given the highest priority. Remediation of facilities systems at its clients' facilities and other external systems is not under the Company's control.

The testing phase is nearly complete for the Company's internally developed software and mainframe systems. The testing and, through third parties, validation that these systems are Year 2000 compliant are expected to be completed by December 31, 1998. Third party software and personal computer specifications are being validated where they are considered critical to the Company's business operations. The Company is working with clients and other external entities to validate the compliance status of their systems.

The implementation and rollout of compliant systems have been or are expected to be substantially complete by June 30, 1999. Given the large number and geographic diversity of the Company's operating locations, the installation of compliant systems and removal of non-compliant systems, as necessary, at these locations may pose certain difficulties.

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

Costs. The Company has estimated that the pretax costs to be borne by it to address the Year 2000 issue will be approximately $5-8 million, principally for modification, testing, validation, project management and contingency planning. These are expected to be expensed as incurred and funded from operating cash flow. Through November 27, 1998, approximately $1.0 million had been incurred and expensed. The Company does not separately identify internal costs incurred for the Project, and such costs are mostly related to the Company's IT personnel costs.

The actual costs to be incurred by the Company will depend on a number of factors which cannot be accurately predicted, including the extent and difficulty of the remediation and other work to be done, the clients' expectations of the Company's responsibility to help remediate the clients' facilities systems, the availability and cost of consultants, the extent of testing required to demonstrate Year 2000 compliance, the portion of such costs that may be borne by the Company's clients pursuant to existing contractual agreements and the Company's ability to timely collect all payments due to it under existing contracts.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are not materially affected by changes in interest rates, due to the relatively low balances of borrowings at floating interest rates as well as notes receivable which earn a variable rate of interest. However, changes in interest rates also impact the fair value of the Company's debt, totaling $1.1 billion at August 28, 1998. If interest rates increased by 100 basis points, the fair value of the Company's debt would have decreased by approximately $26 million, while a 100 basis point decrease in rates would have increased the fair value of the Company's debt by approximately $27 million, based on balances at August 28, 1998. Management believes the Company's exposure to changes in interest rates has not changed materially during the first quarter of fiscal 1999.


                                     PART II
                        OTHER INFORMATION AND SIGNATURES


ITEM 1.  LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      EXHIBIT
        NO.                   DESCRIPTIONS

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



                                       SODEXHO MARRIOTT SERVICES, INC.


January 8, 1999                        /s/ LAWRENCE E. HYATT
                                       --------------------------------
                                       Lawrence E. Hyatt
                                       Senior Vice President and
                                         Chief Financial Officer


                                        /s/ LOTA S. ZOTH
                                       --------------------------------
                                       Lota S. Zoth
                                       Vice President, Corporate Controller and
                                         Chief Accounting Officer