Form 10-Q
period 1999-02-26
SODEXHO MARRIOTT SERVICES INC
filed 1999-04-09
CIK 905036

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                 FOR THE THIRTEEN WEEKS ENDED FEBRUARY 26, 1999

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 1-12188


                         SODEXHO MARRIOTT SERVICES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                            52-0936594
         --------------------------------          ------------------
           (State or other jurisdiction             (I.R.S. Employer
         of incorporation or organization)         Identification No.)


       9801 WASHINGTONIAN BOULEVARD, GAITHERSBURG, MARYLAND      20878
       ----------------------------------------------------    ----------
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

                                 Yes [X] No [ ]


                                                      Shares outstanding
               CLASS                                  AT APRIL 5, 1999
        --------------------                          ----------------
        Common Stock $1.00
        par value per share                              62,180,822

                         SODEXHO MARRIOTT SERVICES, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                            PAGE NO.
                                                                                            --------
Introduction

          Overview                                                                              1
          Glossary of Terms                                                                     2
          Forward-Looking Statements                                                            3
          Pro Forma Financial Information (Unaudited)                                           4

Part I.   Financial Information (Unaudited):

            Condensed Consolidated Statement of Income -
                     Thirteen and Twenty-Six Weeks Ended February 26, 1999 and
                          Twelve and Twenty-Eight Weeks Ended March 27, 1998                    8

            Condensed Consolidated Balance Sheet -
                     as of February 26, 1999 and August 28, 1998                                9

            Condensed Consolidated Statement of Cash Flow -
                     Twenty-Six Weeks Ended February 26, 1999 and
                          Twenty-Eight Weeks Ended March 27, 1998                              10

            Condensed Consolidated Statement of Stockholders' Deficit-
                     as of February 26, 1999                                                   11

            Notes to Condensed Consolidated Financial Statements                               12

            Management's Discussion and Analysis of Results of Operations
                     and Financial Condition                                                   25

            Quantitative and Qualitative Disclosures about Market Risk                         30


Part II.  Other Information and Signatures:

            Legal Proceedings                                                                  30

            Changes in Securities                                                              30

            Defaults Upon Senior Securities                                                    30

            Submission of Matters to a Vote of Security Holders                                30

            Other Information                                                                  31

            Exhibits and Reports on Form 8-K                                                   31

            Signatures                                                                         31

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

The Company was formerly named Marriott International, Inc. Upon the consummation of the distribution of its lodging, senior living and distribution services businesses to existing shareholders (see "Distributed Operations" below), which occurred on March 27, 1998, the Company then acquired the North American operations of Sodexho Alliance, S.A. ("Sodexho"), and the combined operations were renamed Sodexho Marriott Services, Inc.

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

DISTRIBUTED OPERATIONS. On March 27, 1998, the Company distributed to its shareholders the lodging segment and two of the three lines of business in the contract services segment - Marriott Senior Living Services ("MSLS") and Marriott Distribution Services ("MDS"). The lodging, MSLS and MDS business are collectively referred to as the Distributed Operations. The third line of business in the contract services segment, formerly known as Marriott Management Services ("MMS"), combined with Sodexho North America and became the principal business of the Company. The lodging segment distributed to shareholders is presented as Discontinued Operations in the historical financial statements of the Company.

ACQUISITION. Immediately after the Distribution, on March 27, 1998, Sodexho transferred to the Company the operations of Sodexho North America having a fair market value of approximately $278 million, combined with a cash payment of $304 million in exchange for 29.9 million shares of the Company's common stock, after giving effect to the one-for-four reverse stock split (see Note 1 and Note 3). The purchase price included approximately $3 million in transaction costs. As a result of the issuance of new shares of the Company's common stock to Sodexho in connection with the Acquisition, the shareholders that owned 100% of the Company immediately prior to the Transactions owned approximately 51% immediately thereafter.

THE REFINANCING. On March 27, 1998, the Company borrowed $615 million and $620 million under the Secured SMS Facility and Guaranteed SMS Facility, respectively (see Note 5). The proceeds were used to repurchase $713 million of the Company's $720 million publicly held debt and to repay its $950 million outstanding obligations under the Company's existing $1.5 billion credit facility, which was cancelled immediately after such repayment. Also, the Company repaid debt of $73 million assumed in the Acquisition. The $304 million received from Sodexho was used in conjunction with the debt proceeds to fund the debt repayments. The Company also received letters of credit for $13 million under the Secured SMS Facility on March 27, 1998. The Company's borrowing agreements contain various covenants, which, among other things, require the Company to meet certain financial ratios and tests.

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

I&R COSTS.  Integration and Restructuring costs related to the Transactions.

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

PRO FORMA SECOND QUARTER FISCAL 1999.  The 13-week period ended
February 26, 1999.

PRO FORMA SECOND QUARTER FISCAL 1998.  The 13-week period ended
February 27, 1998.

PRO FORMA FIRST HALF FISCAL 1999.  The 26-week period ended February 26, 1999.

PRO FORMA FIRST HALF FISCAL 1998.  The 26-week period ended February 27, 1998.

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

THE TRANSACTIONS. The Distribution, Acquisition, and Refinancing taken collectively.

TRANSITION PERIOD. On April 15, 1998, the Board of Directors of the Company approved the change of the fiscal year end of the Company to the Friday nearest to August 31 of each year. Prior to this change in fiscal year, the Company's fiscal year ended on the Friday nearest to December 31 of each year. Thus, the 1998 fiscal year, which began on January 3, 1998, and ended on August 28, 1998, was considered the Transition Period. The 1999 fiscal year, which began on August 29, 1998, will end on September 3, 1999, and will include 53 weeks.

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

The forward-looking statements included in this report are subject to numerous risks and uncertainties that could cause the Company's future activities and results of operations to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties, which are further discussed in Management's Discussion and Analysis of Results of Operations and Financial Condition and other parts of this report, include: (i) the ability of the Company to adapt to changes in its corporate structure related to the Transactions, (ii) the potential adverse impact of the Company's substantial indebtedness, (iii) competition in the food services and facilities management industries, (iv) the effects of general economic conditions, (v) the ability of the Company to retain existing clients and obtain new clients on satisfactory terms in light of the Transactions, (vi) the ability of the Company to remedy any computer-related issues resulting from the advent of the Year 2000, and other factors described from time to time in the Company's filings with the Securities and Exchange Commission including those set forth in Exhibit 99 filed herein and the Company's Transition Report on Form 10-K filed with the Securities and Exchange Commission on November 23, 1998.

As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this report or elsewhere from time to time by or on behalf of the Company. The Company assumes no obligation to update any forward-looking statements.

PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

As of March 27, 1998, the assets, liabilities and business operations of the Company changed substantially due to the Transactions described fully in Notes 1, 2 and 3 to the Condensed Consolidated Financial Statements. As a result of these changes, there are substantial differences in the comparability of the Company's historical operating results presented in Part I of this document and the Company's ongoing operations. To assist readers in understanding the present operations of the Company, management believes it is meaningful and relevant to set forth in this report not only the actual results of operations for the 13 and 26 weeks ended February 26, 1999 compared with the historical 12 and 28 weeks ended March 27, 1998 (presented in Part I of this report), but also the Pro Forma Second Quarter and First Half Fiscal 1999 and 1998 presented in this section. The pro forma operating results were prepared as if the Transactions occurred at the beginning of the periods presented. Therefore, the pro forma operating results only include the Company's Retained Business and the acquired operations of Sodexho North America.

Pro forma sales and operating profit presented include the combined actual sales of the food and facilities management services business of MMS and Sodexho North America. Pro forma corporate expenses include the combined corporate overhead of both businesses. No synergies were assumed for either the Pro Forma Second Quarter Fiscal 1998 nor the Pro Forma First Half Fiscal 1998, and losses from the sale of the MMS-UK operations in October 1997 and related operating results prior to the sale were also excluded from these periods. Integration and restructuring charges of $5.4 million and $13.0 million pretax were excluded from Pro Forma Second Quarter and First Half Fiscal 1999, respectively. Estimated expenses of $1.6 million and $3.2 million were included in Pro Forma Second Quarter and First Half Fiscal 1998, respectively, representing incremental costs to operate the Company as a separate public entity. Pro forma net income reflects approximately $4.0 million and $8.0 million of amortization expense for the intangible assets related to the Acquisition for both Pro Forma Second Quarter and First Half Fiscal 1999 and 1998, respectively.

Pro forma interest expense, net, represents the estimated costs as if the Refinancing and the interest rate agreements had been in place on the first day of all periods presented. Effective income tax rates of 44% and 48% were used for Pro Forma First Half Fiscal 1999 and 1998, respectively. Pro forma results do not include any extraordinary charges related to the Refinancing.

Pro forma basic earnings per share were calculated on a base of 62.1 million and
61.9 million shares for Pro Forma Second Quarter Fiscal 1999 and 1998, respectively, which was the average number of shares outstanding during the 13 weeks ended February 26, 1999 and the number of shares outstanding on August 28, 1998. Pro forma diluted earnings per share were calculated on a base of 64.0 million and 62.5 million for Pro Forma Second Quarter Fiscal 1999 and 1998, respectively. The dilutive shares were the result of the Company's convertible debt, stock option plans and deferred stock incentive plans outstanding.

Pro forma basic earnings per share were calculated on a base of 62.0 million and
61.9 million shares for Pro Forma First Half Fiscal 1999 and 1998, respectively, which was the average number of shares outstanding during the 26 weeks ended February 26, 1999 and the number of shares outstanding on August 28, 1998. Pro forma diluted earnings per share were calculated on a base of 64.1 million and
62.5 million for Pro Forma First Half Fiscal 1999 and 1998, respectively. The dilutive shares were the result of the Company's convertible debt, stock option plans and deferred stock incentive plans outstanding.

PRO FORMA UNAUDITED CONDENSED STATEMENT OF INCOME BY SEGMENT
FOR THIRTEEN AND TWENTY-SIX WEEKS ENDED FEBRUARY 26, 1999 AND FEBRUARY 27, 1998 ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                           THIRTEEN WEEKS ENDED                    TWENTY-SIX WEEKS ENDED
                                                   -------------------------------------    -------------------------------------
                                                     FEBRUARY 26,        FEBRUARY 27,         FEBRUARY 26,        FEBRUARY 27,
                                                         1999                1998                 1999                1998
                                                   -----------------   -----------------    -----------------   -----------------

SALES
      Corporate Services                                    $  324              $  319               $  659              $  646
      Health Care                                              324                 316                  639                 634
      Education                                                294                 283                  690                 659
      Schools                                                   96                  93                  204                 196
      Canada                                                    35                  36                   72                  77
      Laundries/Other                                           17                  16                   35                  32
                                                   -----------------   -----------------    -----------------   -----------------
TOTAL SALES                                                  1,090               1,063                2,299               2,244

OPERATING COSTS AND EXPENSES
      Corporate Services                                       303                 299                  616                 607
      Health Care                                              297                 290                  585                 583
      Education                                                278                 269                  630                 606
      Schools                                                   89                  88                  190                 185
      Canada                                                    33                  35                   68                  74
      Laundries/Other                                           16                  15                   34                  30
                                                   -----------------   -----------------    -----------------   -----------------
TOTAL OPERATING COSTS AND EXPENSES                           1,016                 996                2,123               2,085
                                                   -----------------   -----------------    -----------------   -----------------

OPERATING PROFIT BEFORE
   CORPORATE ITEMS
      Corporate Services                                        21                  20                   43                  39
      Health Care                                               27                  26                   54                  51
      Education                                                 16                  14                   60                  53
      Schools                                                    7                   5                   14                  11
      Canada                                                     2                   1                    4                   3
      Laundries/Other                                            1                   1                    1                   2
                                                   -----------------   -----------------    -----------------   -----------------
TOTAL OPERATING PROFIT                                          74                  67                  176                 159

CORPORATE ITEMS:
  Amortization of Intangible Assets                            (10)                (10)                 (19)                (19)
  Corporate Expenses                                           (18)                (21)                 (37)                (42)
  Interest Expense, Net                                        (21)                (22)                 (44)                (44)
  Gain on Sale of Investment                                    --                  --                    8                  --
                                                   -----------------   -----------------    -----------------   -----------------

INCOME BEFORE INCOME TAXES                                      25                  14                   84                  54

Provision for Income Taxes                                     (11)                 (7)                 (37)                (26)
                                                   -----------------   -----------------    -----------------   -----------------

PRO FORMA NET INCOME                                        $   14              $    7               $   47              $   28
                                                   =================   =================    =================   =================

PRO FORMA BASIC EARNINGS PER SHARE                          $ 0.23              $ 0.12               $ 0.76              $ 0.46
                                                   =================   =================    =================   =================

PRO FORMA DILUTED EARNINGS PER SHARE                        $ 0.22              $ 0.12               $ 0.74              $ 0.45
                                                   =================   =================    =================   =================

DISCUSSION OF PRO FORMA SECOND QUARTER FISCAL 1999 AND 1998
  RESULTS OF OPERATIONS

Total sales for Pro Forma Second Quarter Fiscal 1999 were $1.09 billion, an increase of $27 million, or 2.5%, over $1.06 billion for Pro Forma Second Quarter Fiscal 1998. This growth was mostly attributable to the performance of the Education and Schools (K-12) divisions. Sales growth in Corporate Services was hampered by the absence of sales to clients lost during and after Pro Forma Second Quarter Fiscal 1998 that largely offset the favorable impact of the Crossroads Cuisines retail strategy. New sales in the Health Care division were offset by the absence of sales to clients lost during and after Pro Forma Second Quarter Fiscal 1998. The absence of sales to clients lost last year was greater than historical experience, principally due to the disruption of the Transactions. Management believes that the retention of clients during Fiscal 1999 will return to the more favorable historical levels. The Canada division's sales would have been flat compared with last year's quarter without the fluctuations in the Canadian dollar.

Operating profit before corporate items (corporate expenses, interest expense, amortization of intangible assets and gain on sale of investment) totaled $74 million for the Pro Forma Second Quarter Fiscal 1999, an increase of $7 million, or 10%, over the $67 million in operating profit for the Pro Forma Second Quarter Fiscal 1998. Pro Forma Second Quarter Fiscal 1998 included a $3.5 million charge for potential sales and use tax exposure. Excluding this charge, operating profit grew 4%, reflecting increases across all divisions, particularly in Education.

Corporate expenses and amortization of intangible assets in the Pro Forma Second Quarter Fiscal 1999 totaled $28 million, a 10% reduction from the $31 million for the Pro Forma Second Quarter Fiscal 1998, reflecting the elimination of certain positions after the Transactions along with other administrative synergies. The Pro Forma Second Quarter Fiscal 1999 included the favorable impact from the sale of the Company's remaining interest in the Bright Horizons Family Solutions ("BFAM") investment. The sale of the remaining investment in BFAM resulted in a pretax gain of $0.5 million, or $0.3 million after-tax (no impact to diluted earnings per share) during the Second Quarter Fiscal 1999.

Total operating costs, corporate expenses and amortization of intangible assets represented, in the aggregate, 95.8% of total sales for the Pro Forma Second Quarter Fiscal 1999 compared with Fiscal 1998's comparable period ratio of 96.6%. The Company anticipates this margin will continue to improve in the periods ahead, as the Company continues its integration of the MMS and Sodexho North America operations resulting in savings realized from purchasing and administrative actions. These savings are anticipated to reach $60 million annually by fiscal year 2001.

The growth in operating profit combined with reduced corporate expenses contributed to an increase in pretax income of $11 million, or 79%, to $25 million for the Pro Forma Second Quarter Fiscal 1999. The effective tax rate for the current pro forma period was 44%, a decrease from 48% for 1998, due to the implementation of effective tax planning strategies and the lower proportion of nondeductible intangible amortization expense in relation to total operating profit between the years. Net income doubled to $14 million, or $0.22 per diluted share, compared with $7 million, or $0.12 per diluted share for Pro Forma Second Quarter Fiscal 1998.

DISCUSSION OF PRO FORMA FIRST HALF FISCAL 1999 AND 1998 RESULTS OF OPERATIONS

Total sales for Pro Forma First Half Fiscal 1999 were $2.30 billion, an increase of $55 million, or 2.5%, over $2.24 billion for Pro Forma First Half Fiscal 1998. This growth was mostly attributable to the performance of the Education, Schools (K-12) and Laundry divisions. Sales growth in Corporate Services was hampered by the absence of sales to clients lost during and after Pro Forma First Half Fiscal 1998 that largely offset the favorable impact of the Crossroads Cuisines retail strategy. New sales in the Health Care division in Pro Forma First Half Fiscal 1999 were offset by the absence of sales to clients lost during and after Pro Forma First Half Fiscal 1998 and by the impact of several large clients switching their contract types from profit and loss to certain types of management fee contracts, which reduced the amount of revenue recognized. The absence of sales to clients lost last year was greater than historical experience, principally due to the disruption of the Transactions. Management believes that the retention of clients during Fiscal 1999 will return to the more favorable historical levels. The Canada division's sales would have been flat compared with last year without the fluctuations in the Canadian dollar.

Operating profit before corporate items (corporate expenses, interest expense, amortization of intangible assets and gain on sale of investment) totaled $176 million for the Pro Forma First Half Fiscal 1999, an increase of $17 million, or 11%, over the $159 million in operating profit for the Pro Forma First Half Fiscal 1998. Pro Forma First Half Fiscal 1998 included charges totaling $5 million for potential sales and use tax exposure. Excluding these charges, operating profit grew by 7%, driven by growth in profits at existing clients in the Education and Schools divisions, combined with the favorable impact of administrative synergies realized in the current period.

Corporate expenses and amortization of intangible assets in the Pro Forma First Half Fiscal 1999 totaled $56 million, an 8% reduction from the $61 million for the Pro Forma First Half Fiscal 1998, reflecting the elimination of certain positions after the Transactions along with other administrative synergies. The Pro Forma First Half Fiscal 1999 included the favorable impact from the sale of the Company's Bright Horizons Family Solutions ("BFAM") investment. The Company made the investment in and formed a marketing affiliation with Corporate Child Care Inc., a predecessor of BFAM, in 1989. The Company sold the majority of its interest in this investment in the Pro Forma First Quarter Fiscal 1999 for a pretax gain of $7.8 million, or $4.3 million after-tax ($0.07 per diluted common share). The Company sold the remainder of its investment in the Pro Forma Second Quarter Fiscal 1999, resulting in a cumulative pretax gain of $8.3 million, or $4.6 million after-tax ($0.07 per diluted common share) recognized in the Pro Forma First Half Fiscal 1999.

Total operating costs, corporate expenses and amortization of intangible assets represented, in the aggregate, 94.8% of total sales for the Pro Forma First Half Fiscal 1999 compared with Fiscal 1998's comparable period ratio of 95.6%. The Company anticipates this margin will continue to improve in the periods ahead, as the Company continues its integration of the MMS and Sodexho North America operations resulting in savings realized from purchasing and administrative actions. These savings are anticipated to reach $60 million annually by fiscal year 2001.

The growth in operating profit combined with the gain on sale of investment and reduced corporate expenses contributed to an increase in pretax income of $30 million, or 56%, to $84 million for the Pro Forma First Half Fiscal 1999. The effective tax rate for the current pro forma period was 44%, a decrease from 48% for 1998, due to the implementation of effective tax planning strategies and the lower proportion of nondeductible intangible amortization expense in relation to total operating profit between the years. Net income increased 68% to $47 million, or $0.74 per diluted share, compared with $28 million, or $0.45 per diluted share for Pro Forma First Half Fiscal 1998.

                                     PART I
                        FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.
FINANCIAL STATEMENTS

                         SODEXHO MARRIOTT SERVICES, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    ($ in millions, except per share amounts)
                                   (Unaudited)

                                                      THIRTEEN              TWELVE            TWENTY-SIX          TWENTY-EIGHT
                                                        WEEKS                WEEKS               WEEKS                WEEKS
                                                        ENDED                ENDED               ENDED                ENDED
                                                    FEBRUARY 26,           MARCH 27,          FEBRUARY 26,          MARCH 27,
                                                        1999                 1998                1999                 1998
                                                  ----------------    -----------------    ----------------    -----------------

SALES                                                     $1,090               $1,111              $2,299               $2,747

Operating Costs and Expenses                               1,016                1,072               2,124                2,632
Loss on Sale of MMS-UK Operations                             --                   --                  --                   22
                                                  ----------------    -----------------    ----------------    -----------------
                                                           1,016                1,072               2,124                2,654
                                                  ----------------    -----------------    ----------------    -----------------

OPERATING PROFIT BEFORE CORPORATE ITEMS                       74                   39                 175                   93

CORPORATE ITEMS:
   Corporate expenses,
     including amortization of intangible assets             (33)                 (43)                (67)                 (73)
   Interest expense, net                                     (21)                 (16)                (44)                 (36)
   Gain on sale on investment                                 --                   --                   8                   --
                                                  ----------------    -----------------    ----------------    -----------------

Income (Loss) From Continuing Operations,
  Before Income Taxes and
  Extraordinary Item                                          20                  (20)                 72                  (16)
(Provision) benefit for income taxes                          (9)                   9                 (32)                   5
                                                  ----------------    -----------------    ----------------    -----------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS, BEFORE DISCONTINUED
  OPERATIONS AND EXTRAORDINARY ITEM                           11                  (11)                 40                  (11)
Discontinued operations, net of income taxes                  --                   77                  --                  185
                                                  ----------------    -----------------    ----------------    -----------------
Income Before Extraordinary Item                              11                   66                  40                  174
Loss  from extraordinary item, net of
  income taxes                                                --                  (43)                 --                  (43)
                                                  ----------------    -----------------    ----------------    -----------------

NET INCOME                                                $   11               $   23              $   40               $  131
                                                  ================    =================    ================    =================


BASIC EARNINGS PER SHARE:
    Continuing Operations                                 $ 0.18               $(0.34)             $ 0.64               $(0.34)
    Discontinued Operations                                   --                 2.43                  --                 5.72
                                                  ----------------    -----------------    ----------------    -----------------
                                                            0.18                 2.09                0.64                 5.38
    Extraordinary Item                                        --                (1.36)                 --                (1.36)
                                                  ----------------    -----------------    ----------------    -----------------
BASIC EARNINGS PER SHARE                                  $ 0.18               $ 0.73              $ 0.64               $ 4.02
                                                  ================    =================    ================    =================

DILUTED EARNINGS PER SHARE:
    Continuing Operations                                 $ 0.18               $(0.34)             $ 0.63               $(0.34)
    Discontinued Operations                                   --                 2.43                  --                 5.72
                                                  ----------------    -----------------    ----------------    -----------------
                                                            0.18                 2.09                0.63                 5.38
    Extraordinary Item                                        --                (1.36)                 --                (1.36)
                                                  ----------------    -----------------    ----------------    -----------------
DILUTED EARNINGS PER SHARE                                $ 0.18               $ 0.73              $ 0.63               $ 4.02
                                                  ================    =================    ================    =================


            See notes to condensed consolidated financial statements.

                         SODEXHO MARRIOTT SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 ($ in millions)


                                                                                    FEBRUARY 26,              AUGUST 28,
                                                                                        1999                     1998
                                                                                     (UNAUDITED)
                                                                                  ------------------      -------------------

                                     ASSETS
Current Assets
   Cash and equivalents                                                                    $    66                  $    79
   Accounts and notes receivable, net                                                          513                      374
   Other                                                                                       152                      152
                                                                                  ------------------      -------------------
                Total current assets                                                           731                      605

Property and equipment, net                                                                     78                       82
Intangible assets, net                                                                         558                      573
Other assets                                                                                    79                       81
                                                                                  ------------------      -------------------
                                                                                           $ 1,446                  $ 1,341
                                                                                  ==================      ===================



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Current portion of long-term debt                                                       $   121                  $    96
   Accounts payable                                                                            272                      222
   Other current liabilities                                                                   386                      328
   Payable to affiliates for excess net tangible assets                                         15                       49
                                                                                  ------------------      -------------------
                Total current liabilities                                                      794                      695

Long-term debt                                                                               1,021                    1,062
Other long-term liabilities                                                                    108                      110
Convertible subordinated debt                                                                   29                       29

Stockholders' Deficit
   Preferred stock, no par value, 1 million shares authorized; no shares issued                  -                        -
   Common stock, $1 par value, 300 million shares authorized;
     62 million shares issued and outstanding                                                   62                       62
   Additional paid-in capital                                                                1,325                    1,322
   Accumulated deficit                                                                      (1,895)                  (1,946)
   Accumulated other comprehensive income                                                        2                        7
                                                                                  ------------------      -------------------
                Total stockholders' deficit                                                   (506)                    (555)
                                                                                  ------------------      -------------------
                Total liabilities and stockholders' deficit                                $ 1,446                  $ 1,341
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

                         SODEXHO MARRIOTT SERVICES, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                 ($ in millions)
                                   (Unaudited)


                                                                               TWENTY-SIX              TWENTY-EIGHT
                                                                              WEEKS ENDED              WEEKS ENDED
                                                                           FEBRUARY 26, 1999          MARCH 27, 1998
                                                                          ---------------------    ---------------------

CASH PROVIDED BY OPERATING ACTIVITIES
   Net Income                                                                            $ 40                  $   131
   Adjustments to reconcile to cash provided by continuing operations:
       Income from discontinued operations                                                 --                     (185)
       Loss on retirement of debt, net of tax                                              --                       43
       Depreciation and amortization expense                                               42                       52
       Gain on sale of investment                                                          (8)                      --
       Deferred income taxes                                                               --                        5
       Changes in working capital                                                         (39)                      (9)
       Changes in discontinued operations                                                  --                      144
       Other                                                                                3                       --
                                                                          ---------------------    ---------------------
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES                                       38                      181

CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                                                                   (33)                    (175)
   Net cash - Acquisitions                                                                 --                       24
   Dispositions                                                                            22                      130
   Payments for excess net tangible assets                                                (22)                      --
   Cash - distributed operations                                                           --                     (305)
   Net investment in discontinued operations                                               --                     (217)
   Other                                                                                   (5)                     (30)
                                                                          ---------------------    ---------------------
NET CASH USED IN INVESTING ACTIVITIES                                                     (38)                    (573)

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuances of long-term debt                                               --                    1,923
   Proceeds from borrowings from short-term credit facility                                20                       --
   Repayments of long-term debt                                                           (35)                  (1,816)
   Proceeds received from Sodexho                                                          --                      304
   Issuance of common stock                                                                 2                       84
   Purchases of treasury stock                                                             --                     (159)
   Dividends paid - common stock                                                           --                      (22)
                                                                          ---------------------    ---------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                       (13)                     314
                                                                          ---------------------    ---------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (13)                     (78)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                              79                      160
                                                                          ---------------------    ---------------------

CASH AND CASH EQUIVALENTS END OF PERIOD                                                  $ 66                  $    82
                                                                          =====================    =====================








            See notes to condensed consolidated financial statements.

                         SODEXHO MARRIOTT SERVICES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                              (amounts in millions)
                                   (Unaudited)


                                                                                              ACCUMULATED
                                                                                                 OTHER
  NUMBER                                                      ADDITIONAL                     COMPREHENSIVE
    OF                                           COMMON         PAID-IN      ACCUMULATED         INCOME
  SHARES                                         STOCK          CAPITAL        DEFICIT          (EXPENSE)          TOTAL
------------ ------------------------------- --------------- -------------- --------------- ----------------- ---------------

       61.9  Balance, August 28, 1998                  $62         $1,322         $(1,946)               $7           $(555)

         --  Net income                                 --             --              40                --              40
             Reclassification of gain
               realized in net income,
         --    net of taxes                             --             --              --                (5)             (5)
         --  Foreign exchange translation               --             --              --                 1               1
         --  Other                                      --             --              --                (1)             (1)
------------ ------------------------------- --------------- -------------- --------------- ----------------- ---------------
         --  TOTAL COMPREHENSIVE INCOME                 --             --              40                (5)             35

             Adjustment of distribution
         --    to shareholders                          --             --              11                --              11
             Employee stock plan
        0.3    issuance and other                       --              3              --                --               3
------------ ------------------------------- --------------- -------------- --------------- ----------------- ---------------

       62.2  Balance, February 26, 1999                $62         $1,325         $(1,895)               $2           $(506)
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

The Company was formerly named Marriott International, Inc. ("MI"). Upon consummation of the Distribution, Acquisition and Refinancing (collectively, the "Transactions"), which occurred on March 27, 1998, the last day of the first quarter of 1998, Marriott International, Inc. was renamed Sodexho Marriott Services, Inc. As of March 27, 1998, the principal business of the Company changed from lodging and contract services to food and facilities management services. In connection with the Distribution and Acquisition, the Company restructured and refinanced its debt. The Transactions are explained in detail below and in Notes 2 and 3.

The accompanying Condensed Consolidated Financial Statements of the Company have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Transition Report on Form 10-K for the period ended August 28, 1998.

In the opinion of the Company, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of February 26, 1999 and August 28, 1998, and the results of operations for the 13 weeks and 26 weeks ended February 26, 1999 and the 12 weeks and 28 weeks ended March 27, 1998. Interim results are not necessarily indicative of fiscal year performance. All material intercompany transactions and balances between Sodexho Marriott Services, Inc., and its consolidated subsidiaries have been eliminated. Certain amounts previously presented have been reclassified to conform to the current presentation. Additionally, related to the Distribution on March 27, 1998, the Company has combined the results of operations and cash flow items of the lodging segment as "Discontinued Operations" for all periods presented prior to the Distribution (see "Distribution" below and Note 2).


DISTRIBUTION

On March 27, 1998, the Company completed the Distribution to its shareholders, on a pro rata basis, of all outstanding shares of New Marriott MI, Inc. ("New Marriott"), a wholly owned subsidiary of the Company, in a tax-free distribution (the "Distribution"). New Marriott conducts the lodging (including timeshare resort development and operation), senior living services and distribution service businesses previously conducted by the Company and changed its name to Marriott International, Inc. The food service and facilities management business continues to be conducted by the Company. Immediately after the Distribution, the Company acquired the North American food service and facilities management operations of Sodexho Alliance, S.A. ("Sodexho") in exchange for stock of the Company, with the Company operating the combined food service and facilities management businesses under the name - Sodexho Marriott Services, Inc. As a result of the issuance of new shares of the Company's common stock to Sodexho in connection with the Acquisition, the shareholders that owned 100% of the Company immediately prior to the Distribution owned approximately 51% of the Company thereafter. At the same time, the Company obtained financing arranged by Sodexho, to refinance certain existing indebtedness of the Company.

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

As part of the Transactions, the Company entered into separate agreements with MI and Sodexho that established reasonable amounts of adjusted net tangible assets (as defined in the agreements) for the respective operations that were not part of the Distribution immediately prior to the consummation of the Transactions. These agreements provided that the Company would pay MI and Sodexho an amount by which the adjusted net tangible assets total is greater or less than certain predetermined amounts, which resulted in an estimated $29 million and $20 million, payable to MI and Sodexho, respectively, as of August 28, 1998. Subsequent to the close of the current quarter, the Company completed arbitration with MI and Sodexho resulting in payments totaling $36 million, of which $22 million was paid prior to February 26, 1999 and the remaining $14 million was paid thereafter. The $10 million reduction in the payable to MI was mostly due to adjustments related to deferred taxes, with an offsetting adjustment to stockholders' deficit related to the Transaction's distribution to shareholders.

REVERSE STOCK SPLIT

The Company combined every four shares of its common stock into one share of the Company's common stock pursuant to a reverse stock split on March 27, 1998. All share and per share data has been adjusted to reflect a one-for-four reverse stock split effective March 27, 1998.

FISCAL YEAR

On April 15, 1998, the Company's Board of Directors approved a change in the Company's fiscal year end from the Friday closest to the end of December to the Friday closest to the end of August, effective immediately. This change resulted in a 34-week transition period (the "Transition Period") from the end of fiscal 1997 to the end of the new fiscal year on August 28, 1998. The new fiscal 1999 year will have 53 weeks, ending on September 3, 1999.

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

The allowance for doubtful accounts for continuing operations was $18 million and $17 million at February 26, 1999 and August 28, 1998, respectively. Concentration of credit risk within accounts receivable is limited because a large number of customers make up the Company's customer base, thus spreading risk associated with trade credit. In addition, the Company closely monitors its accounts receivable. The Company generally does not require collateral and maintains reserves for potential uncollectible amounts, which, in the aggregate, have not exceeded management's expectations.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents. The Company uses drafts in its cash management system. At February 26, 1999 and August 28, 1998, the Company had $77 million and $34 million of outstanding drafts included in accounts payable, respectively.

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

Amortization expense for continuing operations totaled $10 million and $19 million for the 13 weeks and 26 weeks ended February 26, 1999, respectively, compared with $5 million and $12 million for the 12 weeks and 28 weeks ended March 27, 1998, respectively. Amortization expense for discontinued operations totaled $10 million and $24 million for the 12 weeks and 28 weeks ended March 27, 1998.

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

Results for the Canada division are translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities are translated using the exchange rate in effect at the applicable balance sheet date, and the resulting translation adjustments are reflected in stockholders' deficit as accumulated other comprehensive income.

Total accumulated other comprehensive income included $2.6 million of gross foreign exchange translations gains, net of taxes totaling $1.1 million, at February 26, 1999. Total accumulated other comprehensive income included $10.1 million of gross unrealized securities gain adjustments under SFAS No. 115, net of taxes totaling $4.0 million and gross foreign exchange translation gains totaling $1.1 million, net of taxes totaling $0.4 million at August 28, 1998. During the first half of fiscal 1999, Total Comprehensive Income was comprised of $40 million in net income, partially offset by the reclassification of the realized gain on the sale of investment totaling $8.3 million pretax, net of taxes totaling $3.7 million, for a cumulative $4.6 million net realized gain on sale of investment recorded to the year-to-date Condensed Consolidated Statement of Income.

                         SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

SEGMENT REPORTING

In June 1997, SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information" was issued requiring the reporting of selected segmented information in quarterly and annual reports. Information from operating segments is derived from methods used by the Company's management to allocate resources and measure performance. For fiscal year reporting, the Company disclosed profit/loss, revenues and assets for each segment identified, including reconciliations of these items to consolidated totals. For interim reporting periods, the Company disclosed profit/loss and revenues for each segment. The Company also disclosed the basis for identifying the segments and the types of products and services within each segment. SFAS No. 131 was effective for the Company for the Transition Period ended August 28, 1998 and quarterly beginning in fiscal 1999 (see Note 8), including the restatement of prior periods reported consistent with this pronouncement, if practicable.

NEW ACCOUNTING STANDARDS

SFAS No. 133-- "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and will require the Company to record derivative instruments, such as interest-rate agreements on the Consolidated Balance Sheet as assets or liabilities, measured at fair value. Currently, the Company treats such instruments as off-balance-sheet items. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the specific use of each derivative instrument and whether it qualifies for hedge accounting treatment as stated in the standard. SFAS No. 133 will be effective for the Company on September 4, 1999, the beginning of fiscal year 2000. The impact to the Company's financial position of implementing SFAS No. 133 is not anticipated to be material.


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

                         SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(2)  THE DISTRIBUTION AND DISCONTINUED OPERATIONS, CONTINUED

Discontinued Operations, Net of Income Taxes, is comprised of the following:

                                                                           28 WEEKS ENDED
                                                                           MARCH 27, 1998
                                                                         --------------------
                                                                           ($ in millions,
                                                                          except per share
                                                                              amounts)

Sales                                                                                $4,014

Income Before Income Taxes                                                           $  332
Income Taxes                                                                           (130)
                                                                         --------------------
Discontinued Operations, Net of Income Taxes                                            202

Cost Associated with Effecting the Distribution                                         (28)
Income Taxes                                                                             11
                                                                         --------------------
Net Costs Associated with Effecting the Distribution                                    (17)
                                                                         --------------------
Discontinued Operations, Net of Income Taxes                                         $  185
                                                                         ====================

Basic Earnings Per Share                                                             $ 5.72
                                                                         ====================
Diluted Earnings Per Share                                                           $ 5.72
                                                                         ====================

No identifiable assets or liabilities of the Lodging segment were included in the Condensed Consolidated Balance Sheet as of March 27, 1998.

(3)  ACQUISITION

On March 27, 1998, Sodexho transferred to the Company the operations of Sodexho North America having a fair market value of $278 million, combined with a cash payment of $304 million, in exchange for 29.9 million shares of the Company's common stock, after giving effect to the one-for-four reverse stock split (see
Note 1 and Note 6). The purchase price included approximately $3 million in transaction costs. As a result of the issuance of new shares to the Company's common stock to Sodexho in connection with the Acquisition, the shareholders who owned 100% of the Company immediately prior to the Distribution owned approximately 51% immediately thereafter.

Certain adjustments have been made to the preliminary allocation of the purchase price to the fair market value of assets acquired, as shown in the table below:

                                                                                        ($ in millions)
                                                                                        -----------------
                   Current assets                                                                 $ 142
                   Other assets                                                                      54
                   Customer relationships                                                           120
                   Current liabilities                                                             (137)
                   Payable to Sodexho for excess net tangible assets                                (18)
                   Other liabilities                                                                (46)
                   Debt                                                                             (73)
                   Deferred taxes, net                                                               (6)
                   Goodwill                                                                         242
                                                                                        -----------------

                             Subtotal                                                               278
                   Cash contributed to the Company                                                  304
                                                                                        -----------------

                             Total purchase price                                                 $ 582
                                                                                        =================

                         SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)  INTEGRATION AND RESTRUCTURING

Integration and restructuring actions taken in the 26 weeks ended February 26, 1999, reflect the undertaking by the Company to integrate and realign resources for more effective and efficient execution of operating strategies. Integration costs totaled $13 million during the first half of fiscal 1999. The integration costs include, among other items, training and relocating of former MMS employees, incremental overhead during the integration phase, systems modifications, and other one-time costs.

Restructuring costs represent employee termination benefits, office closure expenditures, and other costs related to a restructuring plan initiated from the Transactions. The acquisition reserve, which totaled $11 million at February 26, 1999, generally represents the estimated cost of termination benefits for approximately 350 former Sodexho North America employees as well as the estimated cost for the closure of certain Sodexho North America offices.

Acquisition reserve activity, reflecting certain adjustments made to the preliminary allocation of the purchase price to the fair market value of assets acquired (see Note 3), is detailed below:

                                         BALANCE AS OF                                                 BALANCE AS OF
                                        AUGUST 28, 1998         ADJUSTMENTS         PAYMENTS         FEBRUARY 26, 1999
                                      --------------------    -----------------   -------------    ----------------------
                                                                       ($ in millions)

Employee Terminations                               $10.0               $(0.2)          $(4.6)                     $ 5.2
Relocation of Sodexho Facilities                      2.6                  --            (0.9)                       1.7
Closures                                              3.1                 1.2            (1.1)                       3.2
Other Restructuring                                   1.6                 1.3            (1.8)                       1.1
                                      --------------------    -----------------   -------------    ----------------------
Total                                               $17.3               $ 2.3           $(8.4)                     $11.2
                                      ====================    =================   =============    ======================


In addition, integration expenses recorded in the Condensed Consolidated Statement of Income during the second quarter and first half of fiscal 1999 are detailed below. No restructuring expenses were recorded in the Condensed Consolidated Statement of Income during the first half of fiscal 1999.

                                                          THIRTEEN WEEKS            TWENTY-SIX WEEKS
                                                               ENDED                      ENDED
                                                         FEBRUARY 26, 1999         FEBRUARY 26, 1999
                                                       ----------------------     ---------------------
                                                                       ($ in millions)
Integration:
   Duplicate Overhead                                                  $2.8                     $ 6.5
   MMS Relocation                                                        --                       0.1
   Training Systems                                                     0.4                       0.9
   Other                                                                2.2                       5.5
                                                       ----------------------     ---------------------
Total                                                                  $5.4                     $13.0
                                                       ======================     =====================

                         SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(5)  DEBT

                                                           FEBRUARY 26,           AUGUST 28,
                                                               1999                  1998
                                                         -----------------     -----------------
                                                                    ($ in millions)
SHORT-TERM DEBT:
Current Portion of Long-Term Debt                                 $   75                $   70
Senior Secured Revolving Credit Facility                              45                    25
Other                                                                  1                     1
                                                         -----------------     -----------------
      Total                                                       $  121                $   96
                                                         =================     =================

LONG-TERM DEBT:
Senior Secured Credit Facility, maturing 2004
   averaging 7.20% in fiscal 1999                                 $  465                $  500
Senior Guaranteed Credit Facility, due 2005
   averaging 6.92% in fiscal 1999                                    620                   620
Unsecured debt:
   Senior Debt, maturing through 2009
      averaging 7.07% in fiscal 1999                                   6                     6
   Other                                                               1                     2
Capital Lease Obligations                                              4                     4
                                                         -----------------     -----------------
      Total                                                       $1,096                $1,132

Amount Reclassified to Short-Term Debt                               (75)                  (70)
                                                         -----------------     -----------------
                                                                  $1,021                $1,062
                                                         =================     =================


Senior Secured Credit Facility-- the senior secured credit facility consists of $235 million of revolving credit and an additional $500 million, six-year term loan facility. Interest is based on a bank prime rate, an amount over the Federal funds rate, or an amount over the London interbank offered rate for Eurodollar deposits ("LIBOR"), payable in arrears quarterly. At February 26, 1999, the Company is paying a rate of 6.96% on the term loan facility, adjusted for fee amortization and hedging costs. The senior secured credit facility is secured predominately by inventory, accounts receivable and the stock of certain subsidiaries of the Company. Up to $100 million of the $235 million revolving credit may be used to collateralize letters of credit, which totaled $26 million at February 26, 1999. At February 26, 1999, $164 million of this facility was not used and was available to the Company.

Senior Guaranteed Credit Facility-- the senior guaranteed credit facility consists of a $620 million seven-year term loan. Interest is based on a bank prime rate, an amount over the Federal funds rate, or an amount over LIBOR, payable in arrears quarterly. At February 26, 1999, the Company is paying a rate of 6.82% on this facility, adjusted for fee amortization and hedging costs. This facility is guaranteed by Sodexho, for which the Company pays Sodexho an annual fee of 0.5% of the outstanding balance of the Senior Guaranteed Credit Facility, or $3 million pretax.

The Company's debt agreements require the maintenance of certain financial ratios and stockholders' equity balances, and also include, among other things, limitations on additional indebtedness, certain acquisitions, dividend payments, pledging of assets, and other restrictions on operations related to cash flow. The Company met the financial covenants of the debt agreements as of February 26, 1999 and for the 26-weeks then ended.

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

                         SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(5)  DEBT, CONTINUED

CONVERTIBLE SUBORDINATED DEBT

On March 25, 1996, the Company issued $540 million (principal amount at maturity) of zero coupon convertible subordinated debt in the form of Liquid Yield Option Notes ("LYONs") due 2011. Each $1,000 LYON is convertible at any time, at the option of the holder, into 8.76 shares of the Company's Common Stock prior to the Transactions and the Distribution (see below). The LYONs were issued at a discount representing a yield to maturity of 4.25%. The Company recorded the LYONs at the discounted amount at issuance. Accretion is recorded as interest expense and an increase to the carrying value. Gross proceeds from the LYONs issuance were $288 million.

Upon consummation of the Distribution, each LYON was convertible into 2.19 shares of the Company's common stock (after giving effect for the one-for-four reverse stock split), as well as a certain amount of shares of MI's Common Stock. The LYONs were assumed by MI, and the Company assumed responsibility for a portion of the LYONs equal to its pro rata share of the relative equity values of the Company and MI as determined in good faith by the Company prior to the Distribution, although MI remains liable to the holders of the LYONs for any payments that the Company fails to make on its allocable portion. The Company's allocated portion of the LYONS totaled $29 million at February 26, 1999.

INTEREST-RATE AGREEMENTS

At February 26, 1999, the majority of the Company's debt was payable at variable rates of interest. As part of the Refinancing of the Company's debt, the Company entered into several interest-rate agreements on May 29, 1998 totaling $900 million in notional principal balances to hedge a portion of its variable rate debt. These agreements guarantee a fixed rate of interest over the life of the agreements. The Company is paying a fixed rate ranging between 5.71% and 5.90%, plus a residual margin that is not hedged relating to the underlying variable-rate debt. The weighted-average rate for the total debt portfolio, including the affect of the interest-rate agreements, was 6.91% at February 26, 1999. These agreements expire between August 2001 and February 2005.

Details of these interest rate agreements as of February 26, 1999 are as follows:

                                                                                           YEAR-TO-DATE
                              NOTIONAL                           WEIGHTED-AVERAGE           NET IMPACT
                             PRINCIPAL          FAIR               INTEREST RATE           TO EARNINGS--
          TERMS               BALANCE          VALUE*          PAID          RECEIVED        26 WEEKS
---------------------------------------------------------------------------------------------------------
     ($ in millions)

Received Variable
   Pay Fixed                         $400            $(1)          5.71%           5.25%          $(0.7)

Received Variable
   Pay Fixed                          300             (4)          5.84            5.25            (0.4)

Received Variable
   Pay Fixed                          200             (2)          5.90            5.25            (0.4)

---------------------------------------------------------------------------------------------------------
                                     $900            $(7)          5.80%           5.25%          $(1.5)
=========================================================================================================

*-- based on the termination cost for these agreements obtained by third party market quotes.

At February 26, 1999, the Company did not have any accrued interest receivable or payable to its counterparties and did not have any unamortized fees or premiums under these agreements. All of the Company's interest-rate agreements are for purposes other than trading.

                         SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(5)  DEBT, CONTINUED

Subsequent to February 26, 1999, the Company entered two new interest-rate agreements to guarantee a fixed rate of interest payments for a portion of its floating interest rate debt. These agreements were entered into on March 30, 1999 and April 1, 1999, with notional principal amounts of $80 million and $70 million, respectively, and will pay a fixed rate of 5.02% and 5.05% while receiving interest based on three-month LIBOR. Both agreements mature in September 1999 and will reduce the Company's exposure to the uncertainty of changes in interest rates during their term.


(6)  STOCKHOLDERS' DEFICIT

STOCKHOLDERS' DEFICIT

The Company is authorized to issue three hundred million shares of the Company's common stock, with a par value of $1 per share. One million shares of preferred stock, without par value, are authorized, with none issued. At the Distribution, each shareholder received two shares of New Marriott MI, Inc. stock (renamed Marriott International, Inc.) for each share of the Company's stock. In addition, the Company's stock underwent a one-for-four reverse stock split on March 27, 1998. Prior to the Distribution, the Company's charter authorized the issuance of seventy-five million shares of the Company's common stock, with a par value of $1 per share, with one million shares of preferred stock, without par value, authorized, with none issued.

In addition, on March 27, 1998, the Company issued to Sodexho Alliance, S.A., approximately 48% of its shares of common stock, representing 29.9 million shares (after the effect of the reverse stock split), in exchange for $304 million in cash and the operations of Sodexho North America. At February 26, 1999, the Company had 62,169,270 shares outstanding.

                         SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(6)  STOCKHOLDERS' DEFICIT, CONTINUED

EARNINGS PER SHARE

The following table details earnings and number of shares used in the basic and diluted earnings per share calculations.

                                                 THIRTEEN              TWELVE              TWENTY-SIX          TWENTY-EIGHT
                                                   WEEKS                WEEKS                 WEEKS                WEEKS
                                                   ENDED                ENDED                 ENDED                ENDED
                                                FEBRUARY 26,          MARCH 27,           FEBRUARY 26,           MARCH 27,
                                                    1999                 1998                 1999                 1998
                                              -----------------    -----------------     ----------------     ----------------
                                             (in millions, except per share amounts)    (in millions, except per share amounts)

COMPUTATION OF BASIC EARNINGS PER SHARE:
Net Income (Loss) from
 Continuing Operations                                  $  11               $  (11)               $  40               $  (11)
Net Income from Discontinued Operations                    --                   77                   --                  185
Net Loss from Extraordinary Item                           --                  (43)                  --                  (43)
                                              -----------------    -----------------     ----------------     ----------------
Net Income                                              $  11               $   23                $  40               $  131
                                              =================    =================     ================     ================

Weighted Average Shares Outstanding                      62.1                 31.7                 62.0                 32.3
                                              =================    =================     ================     ================
Basic Earnings (Loss) Per Share:
 Continuing Operations                                  $0.18               $(0.34)               $0.64               $(0.34)
 Discontinued Operations                                   --                 2.43                   --                 5.72
 Extraordinary Item                                        --                (1.36)                  --                (1.36)
                                              -----------------    -----------------     ----------------     ----------------
BASIC EARNINGS PER SHARE                                $0.18               $ 0.73                $0.64               $ 4.02
                                              =================    =================     ================     ================

COMPUTATION OF DILUTED EARNINGS PER SHARE:
Diluted Net Income (Loss) from
  Continuing Operations                                 $  11               $  (11)               $  40               $  (11)
Diluted Net Income from
  Discontinued Operations                                  --                   77                   --                  185
Diluted Net Loss from Extraordinary Item                   --                  (43)                  --                  (43)
                                              -----------------    -----------------     ----------------     ----------------
Diluted Net Income                                      $  11               $   23                $  40               $  131
                                              =================    =================     ================     ================

Weighted Average Shares Outstanding                      62.1                 31.7                 62.0                 32.3
Effect of Dilutive Securities:
  Employee Stock Option Plan                              0.6                    *                  0.8                    *
  Deferred Stock Incentive Plan                           0.1                    *                  0.1                    *
  Convertible Subordinated Debt                           1.2                    *                  1.2                    *
                                              -----------------    -----------------     ----------------     ----------------
Diluted Weighted Average
  Shares Outstanding                                     64.0                 31.7                 64.1                 32.3
                                              =================    =================     ================     ================
Diluted Earnings Per Share:
  Continuing Operations                                 $0.18               $(0.34)               $0.63               $(0.34)
  Discontinued Operations                                  --                 2.43                   --                 5.72
  Extraordinary Item                                       --                (1.36)                  --                (1.36)
                                              -----------------    -----------------     ----------------     ----------------
DILUTED EARNINGS PER SHARE                              $0.18               $ 0.73                $0.63               $ 4.02
                                              =================    =================     ================     ================


*--The effect of dilutive securities is computed using the treasury stock method and average market prices during the periods. The if-converted method is used for convertible subordinated debt ("debt securities"). For the 12 weeks and 28 weeks ended March 27, 1998, dilutive securities under the employee stock option plan (of 3.5 million and 2.1 million, respectively), the deferred stock incentive plan (of 0.9 million and 0.8 million, respectively), and the debt securities (1.2 million for both periods) were excluded due to the loss from continuing operations.

                         SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(7)  EMPLOYEE BENEFIT AND INCENTIVE PLANS

DEFERRED COMPENSATION PLANS

Employees meeting certain eligibility requirements can participate in the Company's deferred compensation and savings plans. As part of the Distribution, the Company elected to continue the deferred compensation plan and has established a new savings plan for the Company separate from the MI profit sharing plan. The Company assumed the obligations and liabilities of the undistributed portion of the deferred compensation plan in relationship to the employees retained by the Company after the Distribution. The Company currently contributes generally 50% of the participants' contributions to these plans, limited to 6% of compensation, with certain exceptions. For the 13-week and 26-week periods ended February 26, 1999, expenses that related to these plans totaled $3.2 million and $6.8 million, respectively.

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

Employee stock options may be granted to officers and key employees at exercise prices not less than the market price of the Company's stock on the date of grant. Most options under the stock option plans are exercisable in cumulative installments of one-fourth at the end of each of the first four years following the date of grant. During the first 26 weeks of fiscal 1999, the Company issued 112,575 new stock option awards.

A summary of the Company's stock option activity during the 26 weeks ended February 26, 1999, is presented below:

                                                       TWENTY-SIX WEEKS ENDED
                                                          FEBRUARY 26, 1999
                                                --------------------------------------
                                                                         WEIGHTED
                                                   NUMBER OF             AVERAGE
                                                    OPTIONS              EXERCISE
                                                 (IN MILLIONS)            PRICE
                                                -----------------    -----------------
Outstanding at August 28, 1998                              5.0                  $20
Granted during the twenty-six weeks                         0.1                   26
Exercised during the twenty-six weeks                      (0.3)                   7
Forfeited during the twenty-six weeks                      (0.1)                   9
                                                -----------------    -----------------
Outstanding at February 26, 1999                            4.7                  $21
                                                =================    =================
Options exercisable at February 26, 1999                    1.4                  $14
                                                =================    =================

                         SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(8)  BUSINESS SEGMENTS

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

SALES AND OPERATING PROFIT BY BUSINESS SEGMENT:

                                                13 WEEKS             12 WEEKS             26 WEEKS             28 WEEKS
                                                  ENDED                ENDED                ENDED                ENDED
                                              FEBRUARY 26,           MARCH 27,          FEBRUARY 26,           MARCH 27,
                                                  1999                 1998                 1999                 1998
                                             ----------------     ----------------     ----------------     ----------------
                                                       ($ in millions)                           ($ in millions)
GROSS SALES
      Corporate Services                             $  324               $  222               $  659               $  512
      Health Care                                       324                  238                  639                  563
      Education                                         294                  204                  690                  522
      Schools                                            96                   87                  204                  203
      Canada                                             35                   24                   72                   60
      Laundries/Other                                    17                   15                   35                   72
      Other Contract Services                            --                  321                   --                  815
                                             ----------------     ----------------     ----------------     ----------------
  Contract Services                                   1,090                1,111                2,299                2,747

  Discontinued Operations                                --                1,774                   --                4,014
                                             ----------------     ----------------     ----------------     ----------------

Total Gross Sales                                    $1,090               $2,885               $2,299               $6,761
                                             ================     ================     ================     ================

GROSS OPERATING PROFIT
      Corporate Services                             $   21               $   11               $   43               $   23
      Health Care                                        27                   12                   54                   36
      Education                                          16                    6                   60                   33
      Schools                                             7                    5                   13                   10
      Canada                                              2                   --                    4                    2
      Laundries/Other                                     1                   --                    1                   --
      Other Contract Services                            --                    5                   --                   11
      Loss on Sale of MMS-UK Operations                  --                   --                   --                  (22)
                                             ----------------     ----------------     ----------------     ----------------
  Contract Services                                      74                   39                  175                   93

  Discontinued Operations                                --                  158                   --                  332
                                             ----------------     ----------------     ----------------     ----------------

Total Gross Operating Profit                         $   74               $  197               $  175               $  425
                                             ================     ================     ================     ================

Total Net Operating Profit from
  Continuing Operations (Contract Services)          $   74               $   39               $  175               $   93


Corporate Items                                         (54)                 (59)                (103)                (109)
                                             ----------------     ----------------     ----------------     ----------------

 Income From Continuing Operations,
  Before Taxes                                       $   20               $  (20)              $   72               $  (16)
                                             ================     ================     ================     ================


(9)  COMMITMENTS AND CONTINGENCIES

The nature of the business of the Company causes it to be involved in routine legal proceedings from time to time. Management of the Company believes that there are no pending or threatened legal proceedings that upon resolution would have a material adverse impact to the Company.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
  FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of operations of the Company for the unaudited 13-week period ended February 26, 1999 ("Second Quarter Fiscal 1999") as compared with the historical unaudited 12-week period ended March 27, 1998. Also included is an analysis for the unaudited 26-week period ended February 26, 1999 ("First Half Fiscal 1999") as compared with the historical unaudited 28-week period ended March 27,1998.

While the comparison of the Second Quarter Fiscal 1999 to the previously reported 12-week period in 1998 differs by one week, and the First Half Fiscal 1999 to the previously reported 28-week period differs by two weeks, management believes that these comparisons are reasonable.

DUE TO THE SUBSTANTIAL DIFFERENCES IN THE COMPARABILITY OF THE COMPANY'S HISTORICAL OPERATING RESULTS FOR THE FIRST QUARTER AND FIRST HALF FISCAL 1999 VERSUS THE PRIOR FISCAL YEAR'S PERIODS, MANAGEMENT BELIEVES THAT IT IS MOST MEANINGFUL AND RELEVANT, IN UNDERSTANDING THE PRESENT AND ONGOING OPERATIONS OF THE COMPANY, TO REVIEW THE COMPANY'S PRO FORMA OPERATING RESULTS PRESENTED IN THE "INTRODUCTION" SECTION OF THIS REPORT.

THIRTEEN WEEKS ENDED FEBRUARY 26, 1999 VS. TWELVE WEEKS ENDED MARCH 27, 1998.

Total sales for Second Quarter Fiscal 1999 were $1.09 billion, a decrease of $21 million, or 2%, when compared with $1.11 billion for the 12 weeks ended March 27, 1998. The decline in sales between the periods was mostly attributable to the distribution of the Marriott Distribution Services ("MDS") and Marriott Senior Living Services ("MSLS") divisions to shareholders on March 27, 1998. The results of these divisions were included in total sales in the 12-week period ended March 27, 1998, but were not included in the Second Quarter Fiscal 1999. Excluding the MDS and MSLS divisions, total sales increased $300 million, or 38%. This growth was a result of the Acquisition, which had a significant impact on the current period's sales, with Corporate Services' sales increasing $102 million, or 46%, Health Care's increasing $86 million, or 36%, and Education's increasing $90 million, or 44%.

Operating profit before corporate items totaled $74 million for the Second Quarter Fiscal 1999 period, an increase of $35 million, or 90%, over the $39 million in operating profit for the 12-week period ended March 27, 1998. This increase was the result of the significant sales growth in the Corporate Services, Health Care and Education divisions as detailed above. In addition to increased sales, operating margins improved as the result of the Acquisition, with Corporate Services' operating profit increasing $10 million, or 91%, Health Care's increasing $15 million, or 125%, and Education's increasing $10 million, or 167%.

Corporate expenses, after excluding $5 million in integration charges, totaled $28 million in the Second Quarter Fiscal 1999 period, down $15 million, or 35% from the 12-week prior period. The Company anticipates increased efficiencies in its operating costs and corporate expenses in the periods ahead, from the integration of the MMS and Sodexho North America operations. These savings are anticipated to reach $60 million annually by fiscal year 2001. Increases in interest expense of $5 million were the result of the Refinancing on March 27, 1998.

Income from continuing operations before income taxes increased to $20 million, the result of growth in operating profit between the periods. Discontinued operations, net of income taxes, totaled $77 million for the 12-week period ended March 27, 1998, reflecting net income from the distributed lodging segment.

The extraordinary charge for costs associated with the early extinguishment of debt, which was part of the Refinancing on March 27, 1998, was $43 million, net of $28 million in taxes, or $1.36 per basic and diluted share.

The Company's effective income tax rate was 44% for the Second Quarter Fiscal 1999, compared with 41% for continuing and discontinued operations in the prior year's period. This increase was due to the higher proportion of nondeductible intangible amortization expense largely from the Acquisition, partially offset by the implementation of effective tax planning strategies. Net income for the Second Quarter Fiscal 1999 was $11 million, or $0.18 per diluted share, compared with a net loss from continuing operations of $11 million, or $0.34 net loss per diluted share, in the prior year's period. Discontinued Operations, net of income taxes, totaled $77 million, or $2.43 per diluted share, reflecting the performance of the Distributed lodging segment in the prior year's period before the Distribution to shareholders on March 27, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
      FINANCIAL CONDITION, CONTINUED

TWENTY-SIX WEEKS ENDED FEBRUARY 26, 1999 VS. TWENTY-EIGHT WEEKS ENDED
  MARCH 27, 1998.

Total sales for First Half Fiscal 1999 were $2.30 billion, a decrease of $448 million, or 16%, when compared with $2.75 billion for the 28 weeks ended March 27, 1998. The decline in sales between the periods was mostly attributable to the distribution of the Marriott Distribution Services ("MDS") and Marriott Senior Living Services ("MSLS") divisions to shareholders on March 27, 1998. The results of these divisions were included in total sales in the 28-week period ended March 27, 1998, but were not included in the First Half Fiscal 1999. Excluding the MDS and MSLS divisions, total sales increased $367 million, or 19%. This growth was a result of the Acquisition, which had a significant impact on the current period's sales, with Corporate Services' sales increasing $147 million, or 29%, Health Care's increasing $76 million, or 13%, and Education's increasing $168 million, or 32%.

Excluding the loss on the sale of MMS-UK operations, operating profit before corporate items totaled $175 million for the First Half Fiscal 1999 period, an increase of $60 million, or 52%, over the adjusted $115 million in operating profit for the 28-week period ended March 27, 1998. This increase was the result of the strong sales growth in the Corporate Services, Health Care and Education divisions as detailed above. In addition to increased sales, operating margins improved as the result of the Acquisition, with Corporate Services' operating profit increasing $20 million, or 87%, Health Care's increasing $18 million, or 50%, and Education's increasing $27 million, or 82%.

Corporate expenses, after excluding $13 million in integration charges, totaled $54 million in the First Half Fiscal 1999 period, down $19 million, or 26% from the 28-week prior period. The Company anticipates increased efficiencies in its operating costs and corporate expenses in the periods ahead, from the integration of the MMS and Sodexho North America operations. These savings are anticipated to reach $60 million annually by fiscal year 2001. Increases in interest expense of $8 million were the result of the Refinancing on March 27, 1998. Also, the Company recognized an $8 million gain on the sale of the Company's investment in Bright Horizons Family Solutions ("BFAM"). The Company decided to sell the majority of this investment in BFAM in the First Quarter Fiscal 1999, and the remainder in the Second Quarter Fiscal 1999, for an aggregate pretax gain of $8.3 million, or $4.6 million after-tax ($0.07 per diluted common share).

Excluding the $22 million pretax loss from the sale of MMS-UK to Sodexho Alliance in the prior period, income from continuing operations before income taxes increased significantly to $40 million, the result of strong increases in operating profit between the periods. Discontinued operations, net of income taxes, totaled $185 million for the 28-week period ended March 27, 1998, reflecting net income from the distributed lodging segment.

The extraordinary charge for costs associated with the early extinguishment of debt, which was part of the Refinancing at March 27, 1998, was $43 million, net of $28 million in taxes, or $1.36 per basic and diluted share.

The Company's effective income tax rate was 44% for the First Half Fiscal 1999, compared with 40% for continuing and discontinued operations in the prior year's period. This increase was due to the higher proportion of nondeductible intangible amortization expense largely from the Acquisition, partially offset by the implementation of effective tax planning strategies. Net income for the First Half Fiscal 1999 was $40 million, or $0.63 per diluted share, compared with a net loss from continuing operations of $11 million, or $0.34 loss per diluted share, for the prior year's period. Discontinued Operations, net of income taxes, totaled $185 million, or $5.72 per diluted share, reflecting the performance of the Distributed lodging segment in the prior year's period before the Distribution to shareholders on March 27, 1998.

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

The Company funds its capital requirements with a combination of existing cash balances and operating cash flow. As of February 26, 1999, the Company had a $235 million revolving credit facility available at an interest rate of 7.47% to provide funds for liquidity, seasonal borrowing needs and other general corporate purposes. At February 26, 1999, $45 million of this facility was outstanding, and an additional $26 million of the revolving credit facility had been utilized by letters of credit outstanding, principally related to insurance programs. The Company believes that cash flow generated from operations and current cash balances will be adequate to finance ongoing capital needs, as well as meet debt service requirements. The Company's debt agreements do not restrict the Company's ability to fund its planned growth initiatives from operating cash flow and existing credit facilities.

Prior to the Transactions, the Company paid regular quarterly dividends, including declared dividends of 28 cents per share in each quarter of 1995, 32 cents per share in each quarter of 1996 and the first quarter of 1997, and 36 cents per share in each of the last three quarters of 1997 and the first quarter of 1998. The Company expects to reinvest most of its earnings in its businesses. The Company may pay dividends in future periods, subject to the judgment of its Board of Directors and restrictive covenants in its debt agreements limiting the payment of dividends. In general, the restrictive covenants do not permit the Company to pay dividends to shareholders in an amount greater than 40% of the Company's net income, or 45% when the ratio of the Company's consolidated debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio ("EBITDA", as defined in the documentation for the credit facility agreements) is less than 4 but not less than 3. This restriction will no longer apply when such ratio is less than 3. The payment and amount of cash dividends on the Company's common stock will be subject to the sole discretion of the Company's Board, which will review the Company's dividend policy at such times as may be deemed appropriate. The Board will closely monitor the results of the Company's operations, capital requirements, and other considerations to determine the dividend to be declared in future periods.

The Company is required to make quarterly cash interest payments on its term facilities, as well as scheduled principal repayments on its Senior Secured Credit Facility (as detailed in Note 5 to Condensed Consolidated Financial Statements). Annual interest expense is estimated to be approximately $90 million based on current debt balances, with scheduled principal repayments amounting to approximately: $70 million in 1999; $80 million in 2000; $80 million in 2001; $90 million in 2002; $115 million in 2003 and $65 million in 2004.

During the First Half Fiscal 1999, the Company experienced its normal seasonal impact on working capital as accounts receivable and accounts payable decreased from the end of the First Quarter Fiscal 1999. This is consistent with the reduction in overall demand for services in the Education and Schools divisions as the holiday season occurred during the current quarter. However, accounts receivable and accounts payable increased from August 28, 1998, as the Company experienced its normal seasonal decreases in working capital as the overall demand for services in these segments decreases during the summer season. Also, subsequent to the close of the current quarter, the Company completed arbitration with MI and Sodexho related to Adjusted Net Tangible Assets in accordance with the respective Distribution and Acquisition agreements, resulting in payments totaling $36 million (see Note 1-- Distribution), of which $22 million was paid prior to February 26, 1999 and the remaining $14 million was paid thereafter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
      FINANCIAL CONDITION, CONTINUED

NEW ACCOUNTING STANDARDS

SFAS No. 133-- "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and will require the Company to record derivative instruments, such as interest-rate agreements, on the Consolidated Balance Sheet as assets or liabilities, measured at fair value. Currently, the Company treats such instruments as off-balance-sheet items. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the specific use of each derivative instrument and whether it qualifies for hedge accounting treatment as stated in the standard. SFAS No. 133 will be effective for the Company on September 4, 1999, the beginning of fiscal year 2000. The impact to the Company's financial position of implementing SFAS No. 133 is not anticipated to be material.

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

The inventory and assessment phases both began in 1996. An inventory of internally developed software and the assessment of the necessary remediation are complete. Similarly, an inventory of third party software and mainframe systems is complete. The Company has substantially completed the inventory and assessment of personal computers, which are used at most of the Company's operating locations to support unit level financial and operating systems. The Company is also surveying and assessing facilities systems, which include food service refrigeration and food preparation systems that the Company manages for its clients. The Company also manages elevators, heating, ventilation and air conditioning systems, and other equipment for its clients pursuant to plant operations and maintenance agreements. Because these facilities systems reside at client sites, they are generally not under the Company's control, and responsibility for these systems generally rests with the client.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
      FINANCIAL CONDITION, CONTINUED

YEAR 2000, CONTINUED

The assessment of these systems has involved close cooperation between the Company and its clients. With respect to plant operations and maintenance clients, the Company is providing certain services to assist its clients in achieving their Year 2000 objectives relative to their facilities systems. Finally, the Company is in the process of obtaining compliance information regarding its vendors and suppliers and is monitoring the compliance status of other external systems that support the different facets of its business, such as utilities, government entities and other service providers. These systems are not under the Company's control.

The remediation phase is complete for internally developed software and mainframe systems. With respect to third party software and personal computers, the Company has formulated a plan establishing the priorities for remediation or contingency planning. Both internal and external resources are involved in executing the plan, which is substantially complete as of March 31, 1999. Systems considered most critical to ongoing operations and those that could have a material adverse effect on the Company's business results of operations, financial condition and cash flow are being given the highest priority. Remediation of facilities systems at its clients' facilities and other external systems is not under the Company's control. However, as stated above, the Company is providing certain services in support of its clients' remediation efforts and is monitoring the progress of external entities.

The testing phase is complete for the Company's internally developed software and mainframe systems. The third party validation that these systems are Year 2000 compliant is substantially complete. Third party software and personal computer specifications are being validated where they are considered critical to the Company's business operations. The Company is working with clients and other external entities to validate the compliance status of their systems. The implementation and rollout of compliant systems have been or are expected to be substantially complete by June 30, 1999. Given the large number and geographic diversity of the Company's operating locations, the installation of compliant systems and removal of non-compliant systems, as necessary, at these locations may pose certain difficulties, primarily related to the coordination of efforts and resources in relationship to the geographic constraints.

To manage potential points of failure, the Company is developing contingency plans to mitigate the potential disruptions that may result from the Year 2000 issue. Contingency plans and associated cost estimates are expected to be completed by June 30, 1999, and will be continually refined as additional information becomes available.

RISKS. There are many risks associated with the Year 2000 issue. Because the Company's Year 2000 compliance depends upon numerous third parties also being Year 2000 compliant on a timely basis, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its business, results of operations, financial condition and cash flow. The possible consequences to the Company of its business partners or the general infrastructure (including transportation, government, utilities, and communications) not being fully Year 2000 compliant include temporary facilities closings, delays in the delivery of products, delays in the receipt of key food products, equipment and packaging supplies, invoice and collection delays and errors, and inventory and supply shortages. These consequences could have a material adverse impact on the Company's business, results of operations, financial condition and cash flow if the Company is unable to conduct its business in the ordinary course. The Company believes that its readiness plan should significantly reduce the adverse effects any such disruptions may have.

COSTS. The Company has estimated that the pretax costs to be borne by it to address the Year 2000 issue will be approximately $5-8 million, principally for modification, testing, validation, project management and contingency planning. These are expected to be expensed as incurred and funded from operating cash flow. Through February 26, 1999, approximately $1.8 million had been incurred and expensed. The Company does not separately identify internal costs incurred for the Project, and such costs are mostly related to the Company's IT personnel costs.

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

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are not materially affected by changes in interest rates, due to the relatively low balances of borrowings at floating interest rates as well as notes receivable which earn a variable rate of interest. However, changes in interest rates also impact the fair value of the Company's debt, totaling $1.1 billion at February 26, 1999. If interest rates increased by 100 basis points, the fair value of the Company's debt would have decreased by approximately $24 million, while a 100 basis point decrease in rates would have increased the fair value of the Company's debt by approximately $25 million, based on balances at February 26, 1999.




                                     PART II
                        OTHER INFORMATION AND SIGNATURES


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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Annual Meeting of the shareholders of the Company was held on January 13, 1999, in Chantilly, Virginia. Chairman of the Board William J. Shaw presided and 56,321,936 of the 62,110,491 shares outstanding as of the record date of November 25, 1998, were represented at the meeting in person or by proxy.

1-Elections of Directors

Nominees for membership on the Board of Directors of the Corporation, listed below, were elected by the shareholders. The following schedule lists the number of shares cast for each nominee:

                                              Total              Total
                                            Votes For       Votes Withheld
                                       ------------------ ------------------
               Pierre Bellon                  55,616,066            705,870
               Bernard Carton                 55,616,066            705,870
               Edouard de Royere              55,615,722            706,214
               William J. Shaw                55,615,884            706,052
               Charles D. O'Dell              55,616,066            705,870
               John W. Marriott III           55,615,648            706,288
               Doctor R. Crants               55,615,958            705,978
               Daniel J. Altobello            55,615,884            706,052


2-Ratification of the appointment of PricewaterhouseCoopers, LLP as independent auditors of the Company for fiscal year 1999:

By a vote of 56,261,365 For, to 22,356 Against, with 38,215 Abstaining, the Company's shareholders approved the appointment of PricewaterhouseCoopers, LLP as independent auditors of the Company for fiscal year 1999.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)   Exhibits

      Exhibit
        NO.                   DESCRIPTIONS
       ----                   ------------

        27        Financial Data Schedule of the Registrant

        99        Forward-Looking Statements

(b)   Reports on Form 8-K

      None.





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SODEXHO MARRIOTT SERVICES, INC.


April 9, 1999                 /s/ LAWRENCE E. HYATT
                              -----------------------------------------------
                                   Lawrence E. Hyatt
                                   Senior Vice President and
                                      Chief Financial Officer


                              /s/ LOTA S. ZOTH
                              -----------------------------------------------
                                   Lota S. Zoth
                                   Vice President, Corporate Controller and
                                      Chief Accounting Officer