Form 10-Q
period 1999-05-28
SODEXHO MARRIOTT SERVICES INC
filed 1999-07-06
CIK 905036

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                    FOR THE THIRTEEN WEEKS ENDED MAY 28, 1999

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 1-12188


                         SODEXHO MARRIOTT SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                  52-0936594
     ---------------------------------              -------------------
       (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)              Identification No.)


  9801 WASHINGTONIAN BOULEVARD, GAITHERSBURG, MARYLAND       20878
  ----------------------------------------------------     ----------
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

                                  Yes [X] No [ ]


                                                     SHARES OUTSTANDING
           CLASS                                      AT JUNE 29, 1999
    -------------------                               ----------------
    Common Stock $1.00
    par value per share                                   62,247,425

                         SODEXHO MARRIOTT SERVICES, INC.
                                    FORM 10-Q
                                      INDEX


                                                                                            PAGE NO.
                                                                                            --------

Introduction

          Overview                                                                              1
          Glossary of Terms                                                                     2
          Forward-Looking Statements                                                            3
          Pro Forma Financial Information (Unaudited)                                           4

Part I.   Financial Information (Unaudited):

            Condensed Consolidated Statement of Income -
                     Thirteen and Thirty-Nine Weeks Ended May 28, 1999 and
                          Twelve and Twenty-Eight Weeks Ended March 27, 1998                    8

            Condensed Consolidated Balance Sheet -
                     as of May 28, 1999 and August 28, 1998                                     9

            Condensed Consolidated Statement of Cash Flow -
                     Thirty-Nine Weeks Ended May 28, 1999 and
                      Twenty-Eight Weeks Ended March 27, 1998                                  10

            Condensed Consolidated Statement of Stockholders' Deficit-
                     as of May 28, 1999                                                        11

            Notes to Condensed Consolidated Financial Statements                               12

            Management's Discussion and Analysis of Results of Operations
                     and Financial Condition                                                   25

            Quantitative and Qualitative Disclosures about Market Risk                         30


Part II.  Other Information and Signatures:

            Legal Proceedings                                                                  30

            Changes in Securities                                                              30

            Defaults Upon Senior Securities                                                    30

            Submission of Matters to a Vote of Security Holders                                30

            Other Information                                                                  30

            Exhibits and Reports on Form 8-K                                                   30

            Signatures                                                                         31

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

PRO FORMA THIRD QUARTER FISCAL 1999.  The 13-week period ended May 28, 1999.

PRO FORMA THIRD QUARTER FISCAL 1998.  The 13-week period ended May 29, 1998.

PRO FORMA FIRST NINE MONTHS OF FISCAL 1999. The 39-week period ended May 28,
1999.

PRO FORMA FIRST NINE MONTHS OF FISCAL 1998. The 39-week period ended May 29,
1998.

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

The forward-looking statements included in this report are subject to numerous risks and uncertainties that could cause the Company's future activities and results of operations to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties, which are further discussed in Management's Discussion and Analysis of Results of Operations and Financial Condition and other parts of this report, include: (i) the ability of the Company to adapt to changes in its corporate structure related to the Transactions, (ii) the potential adverse impact of the Company's substantial indebtedness, (iii) competition in the food services and facilities management industries, (iv) the effects of general economic conditions, (v) the ability of the Company to retain existing clients and obtain new clients on satisfactory terms in light of the Transactions, (vi) the ability of the Company, its suppliers, customers and other third parties to remedy any computer-related issues resulting from the advent of the Year 2000, and other factors described from time to time in the Company's filings with the Securities and Exchange Commission including those set forth in Exhibit 99 filed herein and the Company's Transition Report on Form 10-K filed with the Securities and Exchange Commission on November 23, 1998.

As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this report or elsewhere from time to time by or on behalf of the Company. The Company assumes no obligation to update any forward-looking statements.

PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

As of March 27, 1998, the assets, liabilities and business operations of the Company changed substantially due to the Transactions described fully in Notes 1, 2 and 3 to the Condensed Consolidated Financial Statements. As a result of these changes, there are substantial differences in the comparability of the Company's historical operating results presented in Part I of this document and the Company's ongoing operations. To assist readers in understanding the present operations of the Company, management believes it is meaningful and relevant to set forth in this report not only the actual results of operations for the 13 and 39 weeks ended May 28, 1999 compared with the historical 12 and 28 weeks ended March 27, 1998 (presented in Part I of this report), but also the Pro Forma Third Quarter and First Nine Months of Fiscal 1999 and 1998 presented in this section. The pro forma operating results were prepared as if the Transactions occurred at the beginning of the periods presented. Therefore, the pro forma operating results only include the Company's Retained Business and the acquired operations of Sodexho North America.

Pro forma sales and operating profit presented include the combined actual sales of the food and facilities management services business of MMS and Sodexho North America. Pro forma corporate expenses include the combined corporate overhead of both businesses. No synergies were assumed for either the Pro Forma Third Quarter Fiscal 1998 nor the Pro Forma First Nine Months of Fiscal 1998, and losses from the sale of the MMS-UK Operations in October 1997 and related operating results prior to the sale were also excluded from these periods. Integration and restructuring charges of $2.6 million and $15.6 million pretax were excluded from Pro Forma Third Quarter and First Nine Months of Fiscal 1999, respectively. Pro Forma Third Quarter and First Nine Months of Fiscal 1998 also exclude $17.1 million in integration and restructuring charges. Estimated expenses of $0.5 million and $3.7 million were included in Pro Forma Third Quarter and First Nine Months of Fiscal 1998, respectively, representing incremental costs to operate the Company as a separate public entity. Pro forma net income reflects approximately $4.0 million and $12.0 million of amortization expense for the intangible assets related to the Acquisition for both Pro Forma Third Quarter and First Nine Months of Fiscal 1999 and 1998, respectively.

Pro forma interest expense, net, represents the estimated costs as if the Refinancing and the interest rate agreements had been in place on the first day of all periods presented. Effective income tax rates of 44% and 48% were used for Pro Forma First Nine Months of Fiscal 1999 and 1998, respectively. Pro forma results do not include any extraordinary charges related to the Refinancing.

Pro forma basic earnings per share were calculated on a base of 62.2 million and
61.9 million shares for Pro Forma Third Quarter Fiscal 1999 and 1998, respectively, which was the average number of shares outstanding during the 13 weeks ended May 28, 1999 and the number of shares outstanding on August 28, 1998. Pro forma diluted earnings per share were calculated on a base of 63.9 million and 62.5 million for Pro Forma Third Quarter Fiscal 1999 and 1998, respectively. The dilutive shares were the result of the Company's convertible debt, stock option plans and deferred stock incentive plans outstanding.

Pro forma basic earnings per share were calculated on a base of 62.1 million and
61.9 million shares for Pro Forma First Nine Months of Fiscal 1999 and 1998, respectively, which was the average number of shares outstanding during the 39 weeks ended May 28, 1999 and the number of shares outstanding on August 28, 1998. Pro forma diluted earnings per share were calculated on a base of 64.0 million and 62.5 million for Pro Forma First Nine Months of Fiscal 1999 and 1998, respectively. The dilutive shares were the result of the Company's convertible debt, stock option plans and deferred stock incentive plans outstanding.

PRO FORMA UNAUDITED CONDENSED STATEMENT OF INCOME BY SEGMENT
FOR THIRTEEN AND THIRTY-NINE WEEKS ENDED MAY 28, 1999 AND MAY 29, 1998 ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                           THIRTEEN WEEKS ENDED                   THIRTY-NINE WEEKS ENDED
                                                   -------------------------------------    -------------------------------------
                                                       MAY 28,             MAY 29,              MAY 28,             MAY 29,
                                                         1999                1998                 1999                1998
                                                   -----------------   -----------------    -----------------   -----------------

SALES
      Corporate Services                                    $  350              $  344               $1,009              $  990
      Health Care                                              333                 319                  972                 953
      Education                                                317                 313                1,007                 972
      Schools                                                  108                  98                  312                 294
      Canada                                                    36                  37                  108                 114
      Laundries/Other                                           19                  16                   54                  48
                                                   -----------------   -----------------    -----------------   -----------------
TOTAL SALES                                                  1,163               1,127                3,462               3,371

OPERATING COSTS AND EXPENSES
      Corporate Services                                       325                 322                  942                 929
      Health Care                                              310                 297                  895                 880
      Education                                                293                 295                  923                 901
      Schools                                                  100                  92                  290                 277
      Canada                                                    34                  35                  102                 109
      Laundries/Other                                           17                  15                   51                  45
                                                   -----------------   -----------------    -----------------   -----------------
TOTAL OPERATING COSTS AND EXPENSES                           1,079               1,056                3,203               3,141
                                                   -----------------   -----------------    -----------------   -----------------

OPERATING PROFIT BEFORE
   CORPORATE ITEMS
      Corporate Services                                        25                  22                   67                  61
      Health Care                                               23                  22                   77                  73
      Education                                                 24                  18                   84                  71
      Schools                                                    8                   6                   22                  17
      Canada                                                     2                   2                    6                   5
      Laundries/Other                                            2                   1                    3                   3
                                                   -----------------   -----------------    -----------------   -----------------
TOTAL OPERATING PROFIT                                          84                  71                  259                 230

CORPORATE ITEMS:
  Amortization of Intangible Assets                             (9)                 (9)                 (28)                (28)
  Corporate Expenses                                           (23)                (17)                 (59)                (59)
  Interest Expense, Net                                        (21)                (22)                 (65)                (66)
  Gain on Sale of Investment                                    --                  --                    8                  --
                                                   -----------------   -----------------    -----------------   -----------------

INCOME BEFORE INCOME TAXES                                      31                  23                  115                  77

Provision for Income Taxes                                     (14)                (11)                 (51)                (37)
                                                   -----------------   -----------------    -----------------   -----------------

PRO FORMA NET INCOME                                        $   17              $   12               $   64              $   40
                                                   =================   =================    =================   =================

PRO FORMA BASIC EARNINGS PER SHARE                          $ 0.27              $ 0.19               $ 1.03              $ 0.65
                                                   =================   =================    =================   =================

PRO FORMA DILUTED EARNINGS PER SHARE                        $ 0.27              $ 0.19               $ 1.01              $ 0.64
                                                   =================   =================    =================   =================


DISCUSSION OF PRO FORMA THIRD QUARTER FISCAL 1999 AND 1998 RESULTS OF OPERATIONS

Total sales for Pro Forma Third Quarter Fiscal 1999 were $1.16 billion, an increase of $36 million, or 3.1%, over $1.13 billion for Pro Forma Third Quarter Fiscal 1998. This growth was mostly attributable to the performance of the Health Care and Schools (K-12) divisions, as new sales in the Corporate Services and Education divisions were largely offset by the absence of sales to clients lost during and after Pro Forma Third Quarter Fiscal 1998. The absence of sales to clients lost last year was greater than historical experience, principally due to the disruption of the Transactions. Management believes that the retention of clients during Fiscal 1999 will return to the more favorable historical levels. The Canada division's sales would have been flat compared with last year's quarter without the fluctuations in the Canadian dollar.

Operating profit before corporate items (corporate expenses, interest expense and amortization of intangible assets) totaled $84 million for the Pro Forma Third Quarter Fiscal 1999, an increase of $13 million, or 18.7%, over the $71 million in operating profit for the Pro Forma Third Quarter Fiscal 1998. Operating profit increased in all four of the larger divisions, as the Company benefited from sales growth as well as administrative and purchasing synergies. During the Pro Forma Third Quarter Fiscal 1999, the Health Care division's operating profit growth was reduced as a $2 million pretax charge was taken to reflect the impact of a hospital bankruptcy and the deteriorating financial condition of certain other hospital clients. The Health Care industry as a whole continues to be under fiscal pressures. The Company will continue to monitor its existing client accounts closely, provide reserves based on current information and trends, and perform comprehensive analysis of the credit worthiness of potential clients prior to entering new contracts, especially in the Health Care industry.

Corporate expenses and amortization of intangible assets in the Pro Forma Third Quarter Fiscal 1999 totaled $32 million, a 26.3% increase from the $26 million for the Pro Forma Third Quarter Fiscal 1998. The elimination of certain positions after the Transactions along with other administrative synergies were more than offset during the current quarter by a $3.4 million, one-time pretax charge related to the former Chief Executive Officer's resignation and approximately $2 million (pretax) in Year 2000 related costs (see "Year 2000").

Excluding the Year 2000 costs and the one-time resignation charge, total operating costs, corporate expenses and amortization of intangible assets represented, in the aggregate, 95.1% of total sales for the Pro Forma Third Quarter Fiscal 1999 compared with Fiscal 1998's comparable period ratio of 96.0%. The Company anticipates this margin will continue to improve in the periods ahead, as the Company continues to realize savings from purchasing synergies. Together with the synergies from administrative actions, these savings, a portion of which may be reinvested in the business, are anticipated to reach $60 million annually by fiscal year 2001, and have exceeded $20 million in the current year.

The growth in operating profit contributed to an increase in pretax income of $8 million, or 33%, to $31 million for the Pro Forma Third Quarter Fiscal 1999. The effective tax rate for the current pro forma period was 44%, a decrease from 48% for 1998, due to the implementation of effective tax planning strategies and the lower proportion of nondeductible intangible amortization expense in relation to total operating profit between the years. Net income increased significantly to $17 million, or $0.27 per diluted share, compared with $12 million, or $0.19 per diluted share for Pro Forma Third Quarter Fiscal 1998.

DISCUSSION OF PRO FORMA FIRST NINE MONTHS OF FISCAL 1999 AND 1998 RESULTS OF OPERATIONS

Total sales for Pro Forma First Nine Months of Fiscal 1999 were $3.46 billion, an increase of $91 million, or 2.7%, over $3.37 billion for Pro Forma First Nine Months of Fiscal 1998. This growth was attributable to the performance of all of the Company's divisions, except Canada. New sales in the Health Care and Corporate Services divisions in the Pro Forma First Nine Months of Fiscal 1999 were hampered by the absence of sales to clients lost during and after Pro Forma First Nine Months of Fiscal 1998. The absence of sales to clients lost last year was greater than historical experience, principally due to the disruption of the Transactions. Management believes that the retention of clients during Fiscal 1999 will return to the more favorable historical levels. The Canada division's sales would have been flat compared with last year without the fluctuations in the Canadian dollar.

Operating profit before corporate items (corporate expenses, interest expense, amortization of intangible assets and gain on sale of investment) totaled $259 million for the Pro Forma First Nine Months of Fiscal 1999, an increase of $29 million, or 13.1%, over the $230 million in operating profit for the Pro Forma First Nine Months of Fiscal 1998. During the Pro Forma First Nine Months of Fiscal 1999, the Health Care division's operating profit growth was reduced as a $3 million pretax charge was taken to reflect the impact of hospital bankruptcies and the deteriorating financial condition of certain other hospital clients. Pro Forma First Nine Months of Fiscal 1998 included charges totaling $5 million for potential sales and use tax exposure.

Corporate expenses and amortization of intangible assets in the Pro Forma First Nine Months of Fiscal 1999 totaled $87 million, level with Pro Forma First Nine Months of Fiscal 1998. The benefits from the elimination of certain positions after the Transactions along with other administrative synergies were offset by a one-time, $3.4 million pretax charge related to the resignation of the former Chief Executive Officer and $3 million pretax of Year 2000 related costs (see "Year 2000"). The Pro Forma First Nine Months of Fiscal 1999 included the favorable impact from the sale of the Company's Bright Horizons Family Solutions ("BFAM") investment, resulting in a cumulative pretax gain of $8.3 million, or $4.6 million after-tax ($0.07 per diluted common share) recognized in the Pro Forma First Nine Months of Fiscal 1999.

Excluding the Year 2000 costs and the one-time resignation charge, total operating costs, corporate expenses and amortization of intangible assets represented, in the aggregate, 94.9% of total sales for the Pro Forma First Nine Months of Fiscal 1999 compared with Fiscal 1998's comparable period ratio of 95.8%. The Company anticipates this margin will continue to improve in the periods ahead, as the Company continues to realize purchasing synergies. Together with the synergies from administrative actions, these savings, a portion of which may be reinvested in the business, are anticipated to reach $60 million annually by fiscal year 2001, and have exceeded $20 million in the current year.

The growth in operating profit combined with the gain on sale of investment, increased pretax income by $38 million, or 49.4%, to $115 million for the Pro Forma First Nine Months of Fiscal 1999. The effective tax rate for the current pro forma period was 44%, a decrease from 48% for 1998, due to the implementation of effective tax planning strategies and the lower proportion of nondeductible intangible amortization expense in relation to total operating profit between the years. Net income increased 60% to $64 million, or $1.01 per diluted share, compared with $40 million, or $0.64 per diluted share for the Pro Forma First Nine Months of Fiscal 1998.

                                     PART I
                        FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.
FINANCIAL STATEMENTS


                         SODEXHO MARRIOTT SERVICES, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    ($ in millions, except per share amounts)
                                   (Unaudited)

                                                     THIRTEEN              TWELVE            THIRTY-NINE         TWENTY-EIGHT
                                                       WEEKS               WEEKS                WEEKS               WEEKS
                                                       ENDED               ENDED                ENDED               ENDED
                                                      MAY 28,             MARCH 27,            MAY 28,             MARCH 27,
                                                       1999                 1998                1999                 1998
                                                  ----------------    -----------------    ----------------    -----------------

SALES                                                     $1,163               $1,111              $3,462               $2,747

Operating Costs and Expenses                               1,080                1,072               3,204                2,632
Loss on Sale of MMS-UK Operations                             --                   --                  --                   22
                                                  ----------------    -----------------    ----------------    -----------------
                                                           1,080                1,072               3,204                2,654
                                                  ----------------    -----------------    ----------------    -----------------

OPERATING PROFIT BEFORE CORPORATE ITEMS                       83                   39                 258                   93

CORPORATE ITEMS:
   Corporate expenses,
     including amortization of intangible assets             (35)                 (43)               (102)                 (73)
   Interest expense, net                                     (21)                 (16)                (65)                 (36)
   Gain on sale on investment                                 --                   --                   8                   --
                                                  ----------------    -----------------    ----------------    -----------------

Income (Loss) From Continuing Operations,
  Before Income Taxes and
  Extraordinary Item                                          27                  (20)                 99                  (16)
(Provision) benefit for income taxes                         (12)                   9                 (44)                   5
                                                  ----------------    -----------------    ----------------    -----------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS, BEFORE DISCONTINUED
  OPERATIONS AND EXTRAORDINARY ITEM                           15                  (11)                 55                  (11)
Discontinued operations, net of income taxes                  --                   77                  --                  185
                                                  ----------------    -----------------    ----------------    -----------------
Income Before Extraordinary Item                              15                   66                  55                  174
Loss  from extraordinary item, net of
  income taxes                                                --                  (43)                 --                  (43)
                                                  ----------------    -----------------    ----------------    -----------------

NET INCOME                                                $   15               $   23              $   55               $  131
                                                  ================    =================    ================    =================


BASIC EARNINGS PER SHARE:
    Continuing Operations                                 $ 0.25               $(0.34)             $ 0.89               $(0.34)
    Discontinued Operations                                   --                 2.43                  --                 5.72
                                                  ----------------    -----------------    ----------------    -----------------
                                                            0.25                 2.09                0.89                 5.38
    Extraordinary Item                                        --                (1.36)                 --                (1.36)
                                                  ----------------    -----------------    ----------------    -----------------
BASIC EARNINGS PER SHARE                                  $ 0.25               $ 0.73              $ 0.89               $ 4.02
                                                  ================    =================    ================    =================

DILUTED EARNINGS PER SHARE:
    Continuing Operations                                 $ 0.24               $(0.34)             $ 0.87               $(0.34)
    Discontinued Operations                                   --                 2.43                  --                 5.72
                                                  ----------------    -----------------    ----------------    -----------------
                                                            0.24                 2.09                0.87                 5.38
    Extraordinary Item                                        --                (1.36)                 --                (1.36)
                                                  ----------------    -----------------    ----------------    -----------------
DILUTED EARNINGS PER SHARE                                $ 0.24               $ 0.73              $ 0.87               $ 4.02
                                                  ================    =================    ================    =================


            See notes to condensed consolidated financial statements.


                         SODEXHO MARRIOTT SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 ($ in millions)


                                                                                       MAY 28,                AUGUST 28,
                                                                                        1999                     1998
                                                                                     (UNAUDITED)
                                                                                  ------------------      -------------------

                                     ASSETS
Current Assets
   Cash and equivalents                                                                    $    62                  $    79
   Accounts and notes receivable, net                                                          470                      374
   Other                                                                                       140                      152
                                                                                  ------------------      -------------------
              Total current assets                                                             672                      605

Property and equipment, net                                                                     78                       82
Intangible assets, net                                                                         550                      573
Other assets                                                                                    76                       81
                                                                                  ------------------      -------------------
                                                                                           $ 1,376                  $ 1,341
                                                                                  ==================      ===================



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Current portion of long-term debt                                                       $   120                  $    96
   Accounts payable                                                                            257                      222
   Other current liabilities                                                                   343                      328
   Payable to affiliates for excess net tangible assets                                         --                       49
                                                                                  ------------------      -------------------
                Total current liabilities                                                      720                      695

Long-term debt                                                                               1,001                    1,062
Other long-term liabilities                                                                    115                      110
Convertible subordinated debt                                                                   29                       29

Stockholders' Deficit
   Preferred stock, no par value, 1 million shares authorized; no shares issued                  -                        -
   Common stock, $1 par value, 300 million shares authorized;
     62 million shares issued and outstanding                                                   62                       62
   Additional paid-in capital                                                                1,326                    1,322
   Accumulated deficit                                                                      (1,879)                  (1,946)
   Accumulated other comprehensive income                                                        2                        7
                                                                                  ------------------      -------------------
                Total stockholders' deficit                                                   (489)                    (555)
                                                                                  ------------------      -------------------
                Total liabilities and stockholders' deficit                                $ 1,376                  $ 1,341
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


                         SODEXHO MARRIOTT SERVICES, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                 ($ in millions)
                                   (Unaudited)


                                                                              THIRTY-NINE              TWENTY-EIGHT
                                                                              WEEKS ENDED              WEEKS ENDED
                                                                              MAY 28, 1999            MARCH 27, 1998
                                                                          ---------------------    ---------------------


CASH PROVIDED BY OPERATING ACTIVITIES
   Net Income                                                                            $ 55                    $ 131
   Adjustments to reconcile to cash provided by continuing operations:
       Income from discontinued operations                                                 --                     (185)
       Loss on retirement of debt, net of tax                                              --                       43
       Depreciation and amortization expense                                               63                       52
       Gain on sale of investment                                                          (8)                      --
       Deferred income taxes                                                               --                        5
       Changes in working capital                                                         (37)                      (9)
       Changes in discontinued operations                                                  --                      144
       Other                                                                               10                       --
                                                                          ---------------------    ---------------------
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES                                       83                      181

CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                                                                   (44)                    (175)
   Net cash - Acquisitions                                                                 --                       24
   Dispositions                                                                            23                      130
   Payments for excess net tangible assets                                                (36)                      --
   Cash - distributed operations                                                           --                     (305)
   Net investment in discontinued operations                                               --                     (217)
   Other                                                                                  (10)                     (30)
                                                                          ---------------------    ---------------------
NET CASH USED IN INVESTING ACTIVITIES                                                     (67)                    (573)

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuances of long-term debt                                               --                    1,923
   Proceeds from borrowings from short-term credit facility                                17                       --
   Repayments of long-term debt                                                           (53)                  (1,816)
   Proceeds received from Sodexho                                                          --                      304
   Issuance of common stock                                                                 3                       84
   Purchases of treasury stock                                                             --                     (159)
   Dividends paid - common stock                                                           --                      (22)
                                                                          ---------------------    ---------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                       (33)                     314
                                                                          ---------------------    ---------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (17)                     (78)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                              79                      160
                                                                          ---------------------    ---------------------

CASH AND CASH EQUIVALENTS END OF PERIOD                                                  $ 62                     $ 82
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


                         SODEXHO MARRIOTT SERVICES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                              (amounts in millions)
                                   (Unaudited)


                                                                                              ACCUMULATED
                                                                                                 OTHER
  NUMBER                                                      ADDITIONAL                     COMPREHENSIVE
    OF                                           COMMON         PAID-IN      ACCUMULATED         INCOME
  SHARES                                         STOCK          CAPITAL        DEFICIT         (EXPENSE)          TOTAL
------------ ------------------------------- --------------- -------------- --------------- ----------------- ---------------

       61.9  Balance, August 28, 1998                  $62         $1,322         $(1,946)               $7           $(555)

         --  Net income                                 --             --              55                --              55
             Reclassification of gain
               realized in net income,
         --    net of taxes                             --             --              --                (5)             (5)
         --  Foreign exchange translation               --             --              --                 1               1
         --  Other                                      --             --              --                (1)             (1)
------------ ------------------------------- --------------- -------------- --------------- ----------------- ---------------
         --  TOTAL COMPREHENSIVE INCOME                 --             --              55                (5)             50

             Adjustment of distribution
         --    to shareholders                          --             --              12                --              12
             Employee stock plan
        0.3    issuance and other                       --              4              --                --               4
------------ ------------------------------- --------------- -------------- --------------- ----------------- ---------------

       62.2  Balance, May 28, 1999                     $62         $1,326         $(1,879)               $2           $(489)
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

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of May 28, 1999 and August 28, 1998, and the results of operations for the 13 weeks and 39 weeks ended May 28, 1999 and the 12 weeks and 28 weeks ended March 27, 1998. The prior year's 12-week and 28-week periods ended March 27, 1998 have been presented because financial information within the Transition Period was not available, the result of the timing of the Transactions, the change in the Company's fiscal year (see "Fiscal Year"), and the integration of multiple financial systems.

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

As part of the Transactions, the Company entered into separate agreements with MI and Sodexho that established reasonable amounts of adjusted net tangible assets (as defined in the agreements) for the respective operations that were not part of the Distribution immediately prior to the consummation of the Transactions. These agreements provided that the Company would pay MI and Sodexho an amount by which the adjusted net tangible assets total is greater or less than certain predetermined amounts, which resulted in an estimated $29 million and $20 million, payable to MI and Sodexho, respectively, as of August 28, 1998. The Company completed arbitration with MI and Sodexho resulting in cumulative payments totaling $36 million in Fiscal 1999. The majority of the decrease related to the $10 million reduction in the payable to MI, which was mostly due to adjustments related to deferred taxes. The reduction in the payable to MI had an offsetting adjustment to stockholders' deficit related to the Transaction's distribution to shareholders in the Company's Condensed Consolidated Balance Sheet.

REVERSE STOCK SPLIT

The Company combined every four shares of its common stock into one share of the Company's common stock pursuant to a reverse stock split on March 27, 1998. All share and per share data has been adjusted to reflect a one-for-four reverse stock split effective March 27, 1998.

FISCAL YEAR

On April 15, 1998, the Company's Board of Directors approved a change in the Company's fiscal year end from the Friday closest to the end of December to the Friday closest to the end of August, effective immediately. This change resulted in a 34-week transition period (the "Transition Period") from the end of fiscal 1997 to the end of the new fiscal year on August 28, 1998. The fiscal 1999 year will have 53 weeks, ending on September 3, 1999.

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

The allowance for doubtful accounts for continuing operations was $21 million and $17 million at May 28, 1999 and August 28, 1998, respectively. Concentration of credit risk within accounts receivable is limited because a large number of customers make up the Company's customer base, thus spreading risk associated with trade credit. In addition, the Company closely monitors its accounts receivable. The Company generally does not require collateral and maintains reserves for potential uncollectible amounts, which, in the aggregate, have not exceeded management's expectations.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents. The Company uses drafts in its cash management system. At May 28, 1999 and August 28, 1998, the Company had $80 million and $34 million of outstanding drafts included in accounts payable, respectively.

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

Amortization expense for continuing operations totaled $9 million and $28 million for the 13 weeks and 39 weeks ended May 28, 1999, respectively, compared with $5 million and $12 million for the 12 weeks and 28 weeks ended March 27, 1998, respectively. Amortization expense for discontinued operations totaled $5 million and $19 million for the 12 weeks and 28 weeks ended March 27, 1998, respectively.

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

Total accumulated other comprehensive income included $3.6 million of gross foreign exchange translations gains, net of taxes totaling $1.6 million, at May 28, 1999. Total accumulated other comprehensive income included $10.1 million of gross unrealized securities gain adjustments under SFAS No. 115, net of taxes totaling $4.0 million and gross foreign exchange translation gains totaling $1.1 million, net of taxes totaling $0.4 million at August 28, 1998. During the First Nine Months of Fiscal 1999, total Comprehensive Income was comprised of $55 million in net income, partially offset by the reclassification of the realized gain on the sale of investment totaling $8.3 million pretax, net of taxes totaling $3.7 million, for a cumulative $4.6 million net realized gain on sale of investment recorded to the year-to-date Condensed Consolidated Statement of Income.

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

NEW ACCOUNTING STANDARDS

SFAS No. 133-- "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and will require the Company to record derivative instruments, such as interest-rate agreements on the Consolidated Balance Sheet as assets or liabilities, measured at fair value. Currently, the Company treats such instruments as off-balance-sheet items. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the specific use of each derivative instrument and whether it qualifies for hedge accounting treatment as stated in the standard. In June 1999, the Financial Accounting Standards Board approved the deferral of the effective date for SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Therefore, SFAS No. 133 will be effective for the Company on September 2, 2000, the beginning of fiscal year 2001. The impact to the Company's financial position of implementing SFAS No. 133 is not anticipated to be material.


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

Certain adjustments have been made to the preliminary allocation of the purchase price to the fair market value of assets acquired, as shown in the table below:


                                                                                        ($ in millions)
                                                                                        -----------------
                   Current assets                                                                 $ 142
                   Other assets                                                                      56
                   Customer relationships                                                           122
                   Current liabilities                                                             (137)
                   Payable to Sodexho for excess net tangible assets                                (18)
                   Other liabilities                                                                (47)
                   Debt                                                                             (73)
                   Deferred taxes, net                                                               (7)
                   Goodwill                                                                         240
                                                                                        -----------------

                             Subtotal                                                               278
                   Cash contributed to the Company                                                  304
                                                                                        -----------------

                             Total purchase price                                                 $ 582
                                                                                        =================


                         SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)  INTEGRATION AND RESTRUCTURING

Integration and restructuring actions taken in the 39 weeks ended May 28, 1999, reflect the undertaking by the Company to integrate and realign resources for more effective and efficient execution of operating strategies. Integration costs totaled $16 million during the First Nine Months of Fiscal 1999. The integration costs include, among other items, training and relocating of former MMS employees, incremental overhead during the integration phase, systems modifications, and other one-time costs.

Restructuring costs represent employee termination benefits, office closure expenditures, and other costs related to a restructuring plan initiated from the Transactions. The acquisition reserve, which totaled $8 million at May 28, 1999, generally represents the estimated cost of termination benefits for approximately 350 former Sodexho North America employees as well as the estimated cost for the closure of certain Sodexho North America offices.

Acquisition reserve activity, reflecting certain adjustments made to the preliminary allocation of the purchase price to the fair market value of assets acquired (see Note 3), is detailed below:


                                         BALANCE AS OF                                                 BALANCE AS OF
                                        AUGUST 28, 1998         ADJUSTMENTS         PAYMENTS           MAY 28, 1999
                                      -------------------- -- ----------------- - ------------- -- ----------------------
                                                                       ($ in millions)

Employee Terminations                               $10.0               $(0.2)         $ (6.3)                      $3.5
Relocation of Sodexho Facilities                      2.6                  --            (1.9)                       0.7
Closures                                              3.1                 1.2            (1.3)                       3.0
Other Restructuring                                   1.6                 1.3            (2.3)                       0.6
                                      --------------------    -----------------   -------------    ----------------------
Total                                               $17.3               $ 2.3          $(11.8)                      $7.8
                                      ====================    =================   =============    ======================


In addition, integration expenses recorded in the Condensed Consolidated Statement of Income during the Third Quarter and the First Nine Months of Fiscal 1999 are detailed below. No restructuring expenses were recorded in the Condensed Consolidated Statement of Income during the First Nine Months of Fiscal 1999.

                                                          THIRTEEN WEEKS           THIRTY-NINE WEEKS
                                                               ENDED                      ENDED
                                                           MAY 28, 1999               MAY 28, 1999
                                                       ----------------------     ---------------------
                                                                       ($ in millions)

Integration:
   Duplicate Overhead                                                  $1.1                     $ 7.6
   MMS Relocation                                                       0.2                       0.3
   Training Systems                                                     0.1                       1.0
   Other                                                                1.2                       6.7
                                                       ----------------------     ---------------------
Total                                                                  $2.6                     $15.6
                                                       ======================     =====================


                         SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(5)  DEBT

                                                               MAY 28,             AUGUST 28,
                                                                1999                  1998
                                                         -----------------     -----------------
                                                                    ($ in millions)
SHORT-TERM DEBT:
Current Portion of Long-Term Debt                                 $   77                $   70
Senior Secured Revolving Credit Facility                              42                    25
Other                                                                  1                     1
                                                         -----------------     -----------------
      Total                                                       $  120                $   96
                                                         =================     =================

LONG-TERM DEBT:
Senior Secured Credit Facility, maturing 2004
   averaging 7.18% in fiscal 1999                                 $  447                $  500
Senior Guaranteed Credit Facility, due 2005
   averaging 6.93% in fiscal 1999                                    620                   620
Unsecured debt:
   Senior Debt, maturing through 2009
      averaging 7.07% in fiscal 1999                                   6                     6
   Other                                                               1                     2
Capital Lease Obligations                                              4                     4
                                                         -----------------     -----------------
      Total                                                       $1,078                $1,132

Amount Reclassified to Short-Term Debt                               (77)                  (70)
                                                         -----------------     -----------------
                                                                  $1,001                $1,062
                                                         =================     =================



Senior Secured Credit Facility - the senior secured credit facility consists of $235 million of revolving credit and an additional $500 million, six-year term loan facility. Interest is based on a bank prime rate, an amount over the Federal funds rate, or an amount over the London interbank offered rate for Eurodollar deposits ("LIBOR"), payable in arrears quarterly. At May 28, 1999, the Company is paying a rate of 6.93% on the term loan facility, adjusted for fee amortization and hedging costs. The senior secured credit facility is secured predominately by inventory, accounts receivable and the stock of certain subsidiaries of the Company. Up to $100 million of the $235 million revolving credit may be used to collateralize letters of credit, which totaled $26 million at May 28, 1999. At May 28, 1999, $167 million of this facility was not used and was available to the Company.

Senior Guaranteed Credit Facility - the senior guaranteed credit facility consists of a $620 million seven-year term loan. Interest is based on a bank prime rate, an amount over the Federal funds rate, or an amount over LIBOR, payable in arrears quarterly. At May 28, 1999, the Company is paying a rate of 6.80% on this facility, adjusted for fee amortization and hedging costs. This facility is guaranteed by Sodexho, for which the Company pays Sodexho an annual fee of 0.5% of the outstanding balance of the Senior Guaranteed Credit Facility, or $3 million pretax.

The Company's debt agreements require the maintenance of certain financial ratios and stockholders' equity balances, and also include, among other things, limitations on additional indebtedness, certain acquisitions, dividend payments, pledging of assets, and other restrictions on operations related to cash flow. The Company met the financial covenants of the debt agreements as of May 28, 1999 and for the 39-weeks then ended.

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

Upon consummation of the Distribution, each LYON was convertible into 2.19 shares of the Company's common stock (after giving effect for the one-for-four reverse stock split), as well as a certain amount of shares of MI's Common Stock. The LYONs were assumed by MI, and the Company assumed responsibility for a portion of the LYONs equal to its pro rata share of the relative equity values of the Company and MI as determined in good faith by the Company prior to the Distribution, although MI remains liable to the holders of the LYONs for any payments that the Company fails to make on its allocable portion. The Company's allocated portion of the LYONS totaled $29 million at May 28, 1999.


INTEREST-RATE AGREEMENTS

At May 28, 1999, the majority of the Company's debt was payable at variable rates of interest. As part of the Refinancing of the Company's debt, the Company entered into several interest-rate agreements on May 29, 1998 totaling $900 million in notional principal balances to hedge a portion of its variable rate debt. These agreements guarantee a fixed rate of interest over the life of the agreements. The Company is paying a fixed rate ranging between 5.71% and 5.90%, plus a residual margin that is not hedged relating to the underlying variable-rate debt.

In March 1999, the Company entered two new interest-rate agreements to guarantee a fixed rate of interest payments for a portion of its floating interest rate debt. These agreements were effective on March 30, 1999 and April 1, 1999, with notional principal amounts of $80 million and $70 million, respectively, and will pay a fixed rate of 5.02% and 5.05% while receiving interest based on three-month LIBOR. Both agreements mature in September 1999 and will reduce the Company's exposure to the uncertainty of changes in interest rates during their term. The weighted-average rate for the total debt portfolio, including the affect of the interest-rate agreements, was 6.90% at May 28, 1999. These agreements expire between August 2001 and February 2005.

                         SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(5)  DEBT, CONTINUED

Details of these interest rate agreements as of May 28, 1999 are as follows:

                                                                                                    YEAR-TO-DATE
                                       NOTIONAL                           WEIGHTED-AVERAGE           NET IMPACT
                                      PRINCIPAL         FAIR               INTEREST RATE           TO EARNINGS--
              TERMS                    BALANCE         VALUE*           PAID          RECEIVED        39 WEEKS
----------------------------------- --------------- -------------- --------------- --------------- ---------------
         ($ in millions)

Received Variable
   Pay Fixed, Maturing 9/99                 $  150         $   --           5.03%           5.01%          $   --
Received Variable
   Pay Fixed, Maturing 5/--8/01                400              1           5.71            5.01                1
Received Variable
   Pay Fixed, Maturing 8/02                    300              1           5.84            5.01                1
Received Variable
   Pay Fixed, Maturing 8/05                    200              2           5.90            5.01                1
----------------------------------- --------------- -------------- --------------- --------------- ---------------
                                            $1,050         $    4           5.69%           5.01%          $    3
=================================== =============== ============== =============== =============== ===============

*-- based on the termination cost for these agreements obtained by third party market quotes.


At May 28, 1999, the Company did not have any accrued interest receivable or payable to its counterparties and did not have any unamortized fees or premiums under these agreements. All of the Company's interest-rate agreements are for purposes other than trading.





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

In addition, on March 27, 1998, the Company issued to Sodexho Alliance, S.A., approximately 48% of its shares of common stock, representing 29.9 million shares (after the effect of the reverse stock split), in exchange for $304 million in cash and the operations of Sodexho North America. At May 28, 1999, the Company had 62,231,555 shares outstanding.

                         SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(6)  STOCKHOLDERS' DEFICIT, CONTINUED

EARNINGS PER SHARE

The following table details earnings and number of shares used in the basic and diluted earnings per share calculations.

                                                  THIRTEEN              TWELVE             THIRTY-NINE         TWENTY-EIGHT
                                                   WEEKS                WEEKS                 WEEKS                WEEKS
                                                   ENDED                ENDED                 ENDED                ENDED
                                                   MAY 28,             MARCH 27,             MAY 28,             MARCH 27,
                                                    1999                 1998                 1999                 1998
                                              -----------------    -----------------     ----------------     ----------------
                                              (in millions, except per share amounts)    (in millions, except per share amounts)

COMPUTATION OF BASIC EARNINGS PER SHARE:
Net Income (Loss) from
 Continuing Operations                                  $  15               $  (11)               $  55               $  (11)
Net Income from Discontinued Operations                    --                   77                   --                  185
Net Loss from Extraordinary Item                           --                  (43)                  --                  (43)
                                              -----------------    -----------------     ----------------     ----------------
Net Income                                              $  15               $   23                $  55               $  131
                                              =================    =================     ================     ================

Weighted Average Shares Outstanding                      62.2                 31.7                 62.1                 32.3
                                              =================    =================     ================     ================
Basic Earnings (Loss) Per Share:
 Continuing Operations                                  $0.25               $(0.34)               $0.89               $(0.34)
 Discontinued Operations                                   --                 2.43                   --                 5.72
 Extraordinary Item                                        --                (1.36)                  --                (1.36)
                                              -----------------    -----------------     ----------------     ----------------
BASIC EARNINGS PER SHARE                                $0.25               $ 0.73                $0.89               $ 4.02
                                              =================    =================     ================     ================

COMPUTATION OF DILUTED EARNINGS PER SHARE:
Diluted Net Income (Loss) from
  Continuing Operations                                 $  16               $  (11)               $  56               $  (11)
Diluted Net Income from
  Discontinued Operations                                  --                   77                   --                  185
Diluted Net Loss from Extraordinary Item                   --                  (43)                  --                  (43)
                                              -----------------    -----------------     ----------------     ----------------
Diluted Net Income                                      $  16               $   23                $  56               $  131
                                              =================    =================     ================     ================

Weighted Average Shares Outstanding                      62.2                 31.7                 62.1                 32.3
Effect of Dilutive Securities:
  Employee Stock Option Plan                              0.4                    *                  0.6                    *
  Deferred Stock Incentive Plan                           0.1                    *                  0.1                    *
  Convertible Subordinated Debt                           1.2                    *                  1.2                    *
                                              ----------------- -- ----------------- --- ---------------- --- ----------------
Diluted Weighted Average
  Shares Outstanding                                     63.9                 31.7                 64.0                 32.3
                                              =================    =================     ================     ================
Diluted Earnings Per Share:
  Continuing Operations                                 $0.24               $(0.34)               $0.87               $(0.34)
  Discontinued Operations                                  --                 2.43                   --                 5.72
  Extraordinary Item                                       --                (1.36)                  --                (1.36)
                                              -----------------    -----------------     ----------------     ----------------
DILUTED EARNINGS PER SHARE                              $0.24               $ 0.73                $0.87               $ 4.02
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

                         SODEXHO MARRIOTT SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(7)  EMPLOYEE BENEFIT AND INCENTIVE PLANS

DEFERRED COMPENSATION PLANS

Employees meeting certain eligibility requirements can participate in the Company's deferred compensation and savings plans. As part of the Distribution, the Company elected to continue the deferred compensation plan and has established a new savings plan for the Company separate from the MI profit sharing plan. The Company assumed the obligations and liabilities of the undistributed portion of the deferred compensation plan in relationship to the employees retained by the Company after the Distribution. The Company currently contributes generally 50% of the participants' contributions to these plans, limited to 6% of compensation, with certain exceptions. For the 13-week and 39-week periods ended May 28, 1999, expenses that related to these plans totaled $2.4 million and $9.2 million, respectively.

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

Employee stock options may be granted to officers and key employees at exercise prices not less than the market price of the Company's stock on the date of grant. Most options under the stock option plans are exercisable in cumulative installments of one-fourth at the end of each of the first four years following the date of grant. During the first 39 weeks of fiscal 1999, the Company issued 120,075 new stock option awards.

A summary of the Company's stock option activity during the 39 weeks ended May 28, 1999, is presented below:

                                                        THIRTY-NINE WEEKS ENDED
                                                             MAY 28, 1999
                                                --------------------------------------
                                                                         WEIGHTED
                                                   NUMBER OF             AVERAGE
                                                    OPTIONS              EXERCISE
                                                 (IN MILLIONS)            PRICE
                                                -----------------    -----------------
Outstanding at August 28, 1998                              5.0                  $20
Granted during the thirty-nine weeks                        0.1                   26
Exercised during the thirty-nine weeks                     (0.3)                   8
Forfeited during the thirty-nine weeks                     (0.1)                  16
                                                -----------------    -----------------
Outstanding at May 28, 1999                                 4.7                  $21
                                                =================    =================
Options exercisable at May 28, 1999                         1.4                  $14
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

SALES AND OPERATING PROFIT BY BUSINESS SEGMENT:

                                             13 WEEKS ENDED       12 WEEKS ENDED       39 WEEKS ENDED       28 WEEKS ENDED
                                                 MAY 28,             MARCH 27,             MAY 28,             MARCH 27,
                                                  1999                 1998                 1999                 1998
                                             ---------------- --- ----------------     ---------------- --- ----------------
                                                       ($ in millions)                           ($ in millions)
GROSS SALES
      Corporate Services                             $  350               $  222               $1,009               $  512
      Health Care                                       333                  238                  972                  563
      Education                                         317                  204                1,007                  522
      Schools                                           108                   87                  312                  203
      Canada                                             36                   24                  108                   60
      Laundries/Other                                    19                   15                   54                   72
      Other Contract Services                            --                  321                   --                  815
                                             ----------------     ----------------     ----------------     ----------------
  Contract Services                                   1,163                1,111                3,462                2,747

  Discontinued Operations                                --                1,774                   --                4,014
                                             ----------------     ----------------     ----------------     ----------------

Total Gross Sales                                    $1,163               $2,885               $3,462               $6,761
                                             ================     ================     ================     ================

GROSS OPERATING PROFIT
      Corporate Services                             $   24               $   11               $   67               $   23
      Health Care                                        23                   12                   77                   36
      Education                                          24                    6                   84                   33
      Schools                                             8                    5                   21                   10
      Canada                                              2                   --                    6                    2
      Laundries/Other                                     2                   --                    3                   --
      Other Contract Services                            --                    5                   --                   11
      Loss on Sale of MMS-UK Operations                  --                   --                   --                  (22)
                                             ----------------     ----------------     ----------------     ----------------
  Contract Services                                      83                   39                  258                   93

  Discontinued Operations                                --                  158                   --                  332
                                             ----------------     ----------------     ----------------     ----------------

Total Gross Operating Profit                         $   83               $  197               $  258               $  425
                                             ================     ================     ================     ================

Total Net Operating Profit from
   Continuing Operations (Contract                   $   83               $   39               $  258               $   93
   Services)
Corporate Items                                         (56)                 (59)                (159)                (109)
                                             ----------------     ----------------     ----------------     ----------------

 Income From Continuing Operations,
  Before Taxes and Extraordinary Item                $   27               $  (20)              $   99               $  (16)
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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
      FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of operations of the Company for the unaudited 13-week period ended May 28, 1999 ("Third Quarter Fiscal 1999") as compared with the historical unaudited 12-week period ended March 27, 1998. Also included is an analysis for the unaudited 39-week period ended May 28, 1999 ("First Nine Months of Fiscal 1999") as compared with the historical unaudited 28-week period ended March 27,1998.

WHILE THE COMPARISON OF THE THIRD QUARTER FISCAL 1999 TO THE PREVIOUSLY REPORTED 12-WEEK PERIOD IN 1998 DIFFERS BY ONE WEEK, AND IS NOT A SEASONALLY ALIGNED COMPARISON, AS WELL AS THE FIRST NINE MONTHS OF FISCAL 1999 COMPARED WITH THE PREVIOUSLY REPORTED 28-WEEK PERIOD DIFFERS BY 11 WEEKS, MANAGEMENT BELIEVES THAT THESE COMPARISONS ARE THE MOST PRACTICABLE AS FINANCIAL INFORMATION WITHIN THE TRANSITION PERIOD WAS NOT AVAILABLE DUE TO THE TIMING OF THE TRANSACTIONS, THE CHANGE IN THE COMPANY'S FISCAL YEAR, AND THE INTEGRATION OF MULTIPLE ACCOUNTING SYSTEMS (SEE NOTE 1).

DUE TO THE SUBSTANTIAL DIFFERENCES IN THE COMPARABILITY OF THE COMPANY'S HISTORICAL OPERATING RESULTS FOR THE THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 1999 VERSUS THE PRIOR FISCAL YEAR'S PERIODS, MANAGEMENT BELIEVES THAT IT IS MOST MEANINGFUL AND RELEVANT, IN UNDERSTANDING THE PRESENT AND ONGOING OPERATIONS OF THE COMPANY, TO REVIEW THE COMPANY'S PRO FORMA OPERATING RESULTS PRESENTED IN THE "INTRODUCTION" SECTION OF THIS REPORT.


THIRTEEN WEEKS ENDED MAY 28, 1999 VS. TWELVE WEEKS ENDED MARCH 27, 1998.

Total sales for Third Quarter Fiscal 1999 were $1.16 billion, an increase of $52 million, or 5%, when compared with $1.11 billion for the 12 weeks ended March 27, 1998. The increase in sales between the periods was mostly due to the additional week in the current period, partially offset by the distribution of the Marriott Distribution Services ("MDS") and Marriott Senior Living Services ("MSLS") divisions to shareholders on March 27, 1998. The results of these divisions were included in total sales in the 12-week period ended March 27, 1998, but were not included in the Third Quarter Fiscal 1999. Excluding the MDS and MSLS divisions, total sales increased $373 million, or 47%. This growth was a result of the Acquisition, which had a significant impact on the current period's sales, with Corporate Services' sales increasing $128 million, or 58%, Health Care's increasing $95 million, or 40%, and Education's increasing $113 million, or 55%.

Operating profit before corporate items totaled $83 million for the Third Quarter Fiscal 1999 period, more than doubling from the $39 million in operating profit for the 12-week period ended March 27, 1998. This increase was the result of the significant sales growth in the Corporate Services, Health Care and Education divisions as detailed above. In addition to increased sales, operating margins improved as the result of the Acquisition, with Corporate Services' operating profit increasing $13 million, or 118%, Health Care's increasing $11 million, or 92%, and Education's increasing $18 million, or 300%. During the Third Quarter Fiscal 1999, the Health Care division's operating profit growth was reduced as a $2 million pretax charge was taken to reflect the impact of a hospital bankruptcy and the deteriorating financial condition of certain other hospital clients. The Health Care industry as a whole continues to be under fiscal pressures. The Company will continue to monitor its existing client accounts closely, provide reserves based on current information and trends, and perform comprehensive analysis of the credit worthiness of potential clients prior to entering new contracts, especially in the Health Care industry.

Corporate expenses, after excluding $3 million in integration charges, totaled $32 million in the Third Quarter Fiscal 1999 period, down $11 million, or 26% from the 12-week prior period. Increases in interest expense of $5 million were the result of the Refinancing on March 27, 1998. In the periods ahead, the Company anticipates it will continue efficiencies in corporate expenses and improved operating profit as the Company realizes further savings from purchasing synergies. Together with the synergies from administrative actions, these savings, a portion of which may be reinvested in the business, are anticipated to reach $60 million annually by fiscal year 2001, and have exceeded $20 million in the current year.

Income from continuing operations before income taxes increased to $15 million, the result of growth in operating profit between the periods. Discontinued operations, net of income taxes, totaled $77 million for the 12-week period ended March 27, 1998, reflecting net income from the distributed lodging segment. The extraordinary charge for costs associated with the early extinguishment of debt, which was part of the Refinancing on March 27, 1998, was $43 million, net of $28 million in taxes, or $1.36 per basic and diluted share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
      FINANCIAL CONDITION, CONTINUED

The Company's effective income tax rate was 44% for the Third Quarter Fiscal 1999, compared with 41% for continuing and discontinued operations in the prior year's period. This increase was due to the higher proportion of nondeductible intangible amortization expense largely from the Acquisition, partially offset by the implementation of effective tax planning strategies. Net income for the Third Quarter Fiscal 1999 was $15 million, or $0.24 per diluted share, compared with a net loss from continuing operations of $11 million, or $0.34 net loss per diluted share, in the prior year's period. Discontinued Operations, net of income taxes, totaled $77 million, or $2.43 per diluted share, reflecting the performance of the Distributed lodging segment in the prior year's period before the Distribution to shareholders on March 27, 1998.


THIRTY-NINE WEEKS ENDED MAY 28, 1999 VS. TWENTY-EIGHT WEEKS ENDED MARCH 27,
1998.

Total sales for the thirty-nine weeks ended May 28, 1999 ("First Nine Months of Fiscal 1999") were $3.46 billion, an increase of $715 million, or 26%, when compared with $2.75 billion for the 28 weeks ended March 27, 1998. The increase in sales between the periods was mostly due to the additional 11 weeks in the current period, partially offset by the distribution of the Marriott Distribution Services ("MDS") and Marriott Senior Living Services ("MSLS") divisions to shareholders on March 27, 1998. The results of these divisions were included in total sales in the 28-week period ended March 27, 1998, but were not included in the First Nine Months of Fiscal 1999. Excluding the MDS and MSLS divisions, total sales increased $1.53 billion, or 79%. This growth was a result of the Acquisition, which had a significant impact on the current period's sales, with Corporate Services' sales increasing $497 million, or 97%, Health Care's increasing $409 million, or 73%, and Education's increasing $485 million, or 93%.

Excluding the loss on the sale of MMS-UK Operations, operating profit before corporate items totaled $258 million for the First Nine Months of Fiscal 1999 period, an increase of $143 million, more than double the adjusted $115 million in operating profit for the 28-week period ended March 27, 1998. This increase was the result of the strong sales growth in the Corporate Services, Health Care and Education divisions as detailed above. In addition to increased sales, operating margins improved as the result of the Acquisition, with Corporate Services' operating profit increasing $44 million, or 191%, Health Care's increasing $41 million, or 114%, and Education's increasing $51 million, or 155%. During the First Nine Months of Fiscal 1999, the Health Care division's operating profit growth was reduced as a $3 million pretax charge was taken to reflect the impact of hospital bankruptcies and the deteriorating financial condition of certain other hospital clients.

Corporate expenses, after excluding $15 million in integration charges, totaled $87 million in the First Nine Months of Fiscal 1999 period, an increase of $14 million, or 19% from the 28-week prior period, the result of the additional 11 weeks in the current period. Increases in interest expense of $29 million were the result of the Refinancing on March 27, 1998 and the additional 11 weeks in the current period. Also, the Company sold its investment in Bright Horizons Family Solutions ("BFAM"), resulting an aggregate pretax gain of $8.3 million, or $4.6 million after-tax ($0.07 per diluted common share). In the periods ahead, the Company anticipates it will continue efficiencies in corporate expenses and improved operating profit as the Company realizes further savings from purchasing synergies. Together with the synergies from administrative actions, these savings, a portion of which may be reinvested in the business, are anticipated to reach $60 million annually by fiscal year 2001, and have exceeded $20 million in the current year.

Excluding the $22 million pretax loss from the sale of MMS-UK Operations to Sodexho Alliance in the prior period, income from continuing operations before income taxes increased significantly to $99 million, the result of strong increases in operating profit between the periods. Discontinued operations, net of income taxes, totaled $185 million for the 28-week period ended March 27, 1998, reflecting net income from the distributed lodging segment.

The extraordinary charge for costs associated with the early extinguishment of debt, which was part of the Refinancing at March 27, 1998, was $43 million, net of $28 million in taxes, or $1.36 per basic and diluted share.

The Company's effective income tax rate was 44% for the First Nine Months of Fiscal 1999, compared with 40% for continuing and discontinued operations in the prior year's period. This increase was due to the higher proportion of nondeductible intangible amortization expense largely from the Acquisition, partially offset by the implementation of effective tax planning strategies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
      FINANCIAL CONDITION, CONTINUED

Net income for the First Nine Months of Fiscal 1999 was $55 million, or $0.87 per diluted share, compared with a net loss from continuing operations of $11 million, or $0.34 loss per diluted share, for the prior year's period. Discontinued Operations, net of income taxes, totaled $185 million, or $5.72 per diluted share, reflecting the performance of the Distributed lodging segment in the prior year's period before the Distribution to shareholders on March 27, 1998.


LIQUIDITY AND CAPITAL RESOURCES

After the Distribution, the Company has been focused on the integration of the former MMS and Sodexho North America operations, capitalizing on its combined market presence, attracting new accounts, and enhancing services to sustain growth. The Company is substantially more leveraged on a relative basis than the Company was prior to the Distribution. The Company anticipates that it would have long-term unsecured debt ratings, if obtained, below investment grade based on its pro forma financial statements. The debt resulting from the Refinancing contains restrictive covenants and requires grants of security and guarantees by subsidiaries of the Company, which limit the Company's ability to incur additional debt and engage in certain other activities. Additionally, these debt covenants limit the Company's ability to pay dividends.

The Company funds its capital requirements with a combination of existing cash balances and operating cash flow. As of May 28, 1999, the Company had a $235 million revolving credit facility available at an interest rate of 7.94% to provide funds for liquidity, seasonal borrowing needs and other general corporate purposes. At May 28, 1999, $42 million of this facility was outstanding, and an additional $26 million of the revolving credit facility had been utilized by letters of credit outstanding, principally related to insurance programs. The Company believes that cash flow generated from operations and current cash balances will be adequate to finance ongoing capital needs, as well as meet debt service requirements. The Company's debt agreements do not restrict the Company's ability to fund its planned growth initiatives from operating cash flow and existing credit facilities.

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

During the First Nine Months of Fiscal 1999, the Company experienced its normal seasonal impact on working capital as accounts receivable and accounts payable decreased from the end of the Second Quarter of Fiscal 1999--February 26, 1999. This is consistent with the reduction in overall demand for services in the Education and Schools divisions in the current quarter as the academic season approaches its end. However, accounts receivable and accounts payable increased from August 28, 1998, as the Company experienced its normal seasonal decreases in working capital at the end of fiscal 1998 as the overall demand for services in these segments decreases further during the summer season. Also, the Company completed arbitration with MI and Sodexho related to Adjusted Net Tangible Assets in accordance with the respective Distribution and Acquisition agreements, resulting in payments totaling $36 million (see Note 1-- Distribution).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
      FINANCIAL CONDITION, CONTINUED

NEW ACCOUNTING STANDARDS

SFAS No. 133-- "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and will require the Company to record derivative instruments, such as interest-rate agreements, on the Consolidated Balance Sheet as assets or liabilities, measured at fair value. Currently, the Company treats such instruments as off-balance- sheet items. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the specific use of each derivative instrument and whether it qualifies for hedge accounting treatment as stated in the standard. In June 1999, the Financial Accounting Standards Board approved the deferral of the effective date for SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Therefore, SFAS No. 133 will be effective for the Company on September 2, 2000, the beginning of fiscal year 2001. The impact to the Company's financial position of implementing SFAS No. 133 is not anticipated to be material.

YEAR 2000

GENERAL. The Company is actively addressing potential issues from the computer programming practice historically used to signify dates of using two digits rather than four digits (e.g. "00" instead of "2000"). Accordingly, the Company's owned and operated computer-based technology may incorrectly process dates and may not distinguish properly between 1900 and 2000, which could result in computer systems failures or miscalculations. These potential issues are collectively referred to as the Year 2000 issue. The Year 2000 issue could arise at any point in the Company's purchasing, supply, processing, distribution and financial chains. Incomplete or untimely resolution of the Year 2000 issue by the Company, its key suppliers, clients and other parties could have a material adverse effect on the Company's business, results of operations, financial condition and cash flow.

YEAR 2000 READINESS DISCLOSURE. The Company began the process of understanding the Year 2000 issue in 1996. The Company's Board of Directors and senior management are committed to minimizing the impact of the Year 2000 issue on the Company's operations.

The Company has established a Year 2000 project (the "Project") to address the Year 2000 issue. The Project's Steering Committee consists of members of the Company's senior management, including representatives from each of the Company's divisions and most corporate functions. This Steering Committee oversees and regularly reviews the status of each of the following areas of concentration for the Project:

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

The Steering Committee is also tasked with estimating and controlling the associated costs of the Project. Additionally, the Company has established a Year 2000 Project team, led by an experienced project manager, that is responsible for the day-to-day oversight and coordination of the Company's Year 2000 efforts. The Company's methodology involves seven phases for the Project:
(1) awareness, (2) inventory, (3) assessment, (4) remediation, (5) testing and validation, (6) implementation and (7) contingency planning.

INFORMATION TECHNOLOGY SYSTEMS
The inventory and assessment phases both began in 1996. The Company has completed testing and third party validation of internally developed software and mainframe systems and has implemented compliant versions of these systems. Similarly, the inventory and assessment of third party software and personal computers, which are used at most of the Company's operating locations to support unit level financial and operating systems, are complete. The Company has acquired compliant versions of most of its third party software and there are remediation efforts in place for the few remaining third party software applications. The Company is working with clients and other external entities to validate the compliance status of their systems.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
      FINANCIAL CONDITION, CONTINUED

YEAR 2000, CONTINUED

The rollout of compliant versions of all software and of personal computers to replace those the Company owns has begun. Systems considered most critical to ongoing operations and those that could have a material adverse effect on the Company's business results of operations, financial condition and cash flow are being given the highest priority. Although the implementation and rollout of compliant systems was expected to be substantially complete by June 30, 1999, the large number and geographic diversity of the Company's operating locations together with the Company's goal of minimizing the impact of this rollout on client operations has extended this timeframe. The Company's goal is to substantially complete the installation of compliant systems and removal of non-compliant systems at these locations by October 31, 1999.

NON-INFORMATION TECHNOLOGY SYSTEMS
The Company has also surveyed and assessed facilities systems, which include food service refrigeration and food preparation systems that the Company manages for its clients. The Company also manages elevators, heating, ventilation and air conditioning systems, and other equipment for its clients pursuant to plant operations and maintenance agreements. In some Health Care division accounts the Company provides, either directly or through subcontractors, certain maintenance services related to biomedical equipment. Because these facilities systems reside at client sites, they are generally not under the Company's control, and responsibility for these systems generally rests with the client. The assessment of these systems has involved close cooperation between the Company and its clients. With respect to plant operations and maintenance clients, the Company is providing certain services to assist its clients in achieving their Year 2000 objectives relative to their facilities systems.

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

To manage potential points of failure, the Company has developed contingency plans to mitigate the potential disruptions that may result from the Year 2000 issue. Contingency plans and associated cost estimates are generally complete, and will be continually refined as additional information becomes available.

COSTS. The Company had originally estimated that the pretax costs to be borne by it to address the Year 2000 issue would be approximately $5-8 million, principally for modification, testing, validation, project management and contingency planning. These are expected to be expensed as incurred and funded from operating cash flow. For the First Nine Months of Fiscal 1999 approximately $3 million had been incurred and expensed, and the Company now anticipates spending approximately $8 million for this Project. Thus, approximately $5 million will be expensed for this Project during the duration of Fiscal Year 1999 and into Fiscal Year 2000. The Company does not separately identify certain internal costs incurred for the Project, mostly related to the Company's internal IT-personnel costs.

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

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are not materially affected by changes in interest rates, due to the relatively low balances of borrowings at floating interest rates as well as notes receivable which earn a variable rate of interest. However, changes in interest rates also impact the fair value of the Company's debt, totaling $1.1 billion at May 28, 1999. If interest rates increased by 100 basis points, the fair value of the Company's debt would have decreased by approximately $22 million, while a 100 basis point decrease in rates would have increased the fair value of the Company's debt by approximately $23 million, based on balances at May 28, 1999.




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

None.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)   Exhibits

      Exhibit
        NO.                   DESCRIPTIONS
      -------                 ------------

        27        Financial Data Schedule of the Registrant

        99        Forward-Looking Statements

(b)   Reports on Form 8-K

      May 3, 1999                              Press Release, dated May 3, 1999,
                                               announcing Michel Landel as
                                               President and Chief Operating
                                               Officer of the Company.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SODEXHO MARRIOTT SERVICES, INC.


July 6, 1999                  /S/ LAWRENCE E. HYATT
                              ----------------------------------------------
                                  Lawrence E. Hyatt
                                  Senior Vice President and
                                     Chief Financial Officer


                              /S/ LOTA S. ZOTH
                              ----------------------------------------------
                                  Lota S. Zoth
                                  Vice President, Corporate Controller and
                                     Chief Accounting Officer