Form 10-K
period 1999-09-03
SODEXHO MARRIOTT SERVICES INC
filed 1999-10-29
CIK 905036

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED SEPTEMBER 3, 1999

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

                                 Yes [X] No [_]

Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of October 26, 1999, the number of shares of common stock outstanding was 62,339,533. The aggregate market value of shares of common stock held by non-affiliates at October 26, 1999 was $430,400,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended September 3, 1999 are incorporated by reference into Part III of this report.

Index to Exhibits is located on pages 63 through 67 of this report.

                         SODEXHO MARRIOTT SERVICES, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED SEPTEMBER 3, 1999


                                TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----

                                    INTRODUCTION

Overview and Glossary of Terms                                             2
Forward-Looking Statements                                                 4
Pro Forma Unaudited Financial Information                                  5


                                    PART I

Item 1.           Business                                                13
Item 2.           Properties                                              19
Item 3.           Legal Proceedings                                       19
Item 4.           Submission of Matters to a Vote of Security Holders     19


                                    PART II

Item 5.           Market for the Company's Common Stock and Related
                    Shareholder Matters                                   20
Item 6.           Selected Historical Financial Data                      20
Item 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   22
Item 8.           Financial Statements and Supplementary Data             30
Item 9.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                   60


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant      60
Item 11.          Executive Compensation                                  60
Item 12.          Security Ownership of Certain Beneficial
                    Owners and Management                                 60
Item 13.          Certain Relationships and Related Transactions          60


                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K                                   63

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

o Sodexho Marriott Operations, Inc., with two main operating subsidiaries: Sodexho Marriott Management, Inc. (formerly Marriott Management Services Corp.) and its subsidiaries, and International Catering Corporation and its subsidiaries;
o Sodexho Financiere du Canada, Inc. (acquired in the Transactions described in Note 1 to the Consolidated Financial Statements); and
o     Sodexho MS Canada, Ltd. (formerly Marriott Corporation of Canada,
      Ltd.).

Sodexho Financiere du Canada, Inc. and subsidiaries and International Catering Corporation and subsidiaries are collectively referred to as "Sodexho North America." Similarly, the former Marriott Corporation of Canada, Ltd. and subsidiaries and the former Marriott Management Services Corp. and subsidiaries are collectively referred to as "MMS."

THE TRANSACTIONS

As of March 27, 1998, the assets, liabilities and business operations of the Company changed substantially due to the Distribution to shareholders, the Acquisition of Sodexho North America and the Refinancing of debt (the "Transactions"). Below is an overview of the Transactions.

DISTRIBUTED OPERATIONS. On March 27, 1998, the Company distributed to its shareholders the lodging segment and two of the three lines of business in the contract services segment - Marriott Senior Living Services ("MSLS") and Marriott Distribution Services ("MDS"). The lodging, MSLS and MDS businesses are collectively referred to as the Distributed Operations. The third line of business in the contract services segment, MMS, has become the principal business of the Company. The lodging segment distributed to shareholders is presented as Discontinued Operations in the historical financial statements of the Company.

ACQUISITION. Immediately after the Distribution, on March 27, 1998, Sodexho transferred to the Company the operations of Sodexho North America having a fair market value of approximately $278 million, combined with a cash payment of $304 million in exchange for 29.9 million shares of the Company's common stock, after giving effect to a one-for-four reverse stock split. The purchase price included approximately $3 million in transaction costs. As a result of the issuance of new shares of the Company's common stock to Sodexho in connection with the Acquisition, the shareholders who owned 100 percent of the Company immediately prior to the Distribution owned approximately 51% immediately thereafter.

THE REFINANCING. On March 27, 1998, the Company borrowed $615 million and $620 million under the Secured SMS Facility and Guaranteed SMS Facility, respectively (see Note 8 to the Consolidated Financial Statements). The proceeds were used to reduce the Company's previously existing debt outstanding. Also, the Company repaid debt of $73 million assumed in the Acquisition.

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

FISCAL YEAR 1999.  The 53-week period ended September 3, 1999.

FISCAL YEAR 1997.  The 52-week period ended January 2, 1998.

FISCAL YEAR 1996.  The 53-week period ended January 3, 1997.

ICC. International Catering Corporation, and subsidiaries, combined with Sodexho Financiere du Canada, Inc. and subsidiaries, collectively referred to as Sodexho North America.

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

PRO FORMA FISCAL YEAR 1999. The pro forma 53-week period ending September 3,
1999.

PRO FORMA FISCAL YEAR 1998. The pro forma 52-week period ended August 28, 1998.

PRO FORMA FISCAL YEAR 1997. The pro forma 52-week period ended August 29, 1997.

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

STUB PERIOD. The 22-week period beginning March 27, 1998, the date of the Transactions, and ending on August 28, 1998.

THE TRANSACTIONS. The Distribution, Acquisition, and Refinancing taken collectively.

TRANSITION PERIOD. On April 15, 1998, the Board of Directors of the Company approved the change of the fiscal year of the Company to the Friday nearest to August 31 of each year. Prior to this change in fiscal year, the Company's fiscal year ended on the Friday nearest to December 31 of each year. Thus, the 1998 fiscal year, which began on January 3, 1998, ended on August 28, 1998, and is considered the Transition Period. The 1999 fiscal year, which began on August 29, 1998 and ended on September 3, 1999, was a 53-week period.

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

The forward-looking statements included in this report are subject to numerous risks and uncertainties that could cause the Company's future activities and results of operations to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties, which are further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report, include: (i) the ability of the Company to adapt to various changes, including changes in its structure, senior management and in its relationship with its largest shareholder--Sodexho Alliance, (ii) the potential adverse impact of the Company's substantial indebtedness, (iii) the ability of the Company to attract, hire, train and retain competent management personnel, (iv) competition in the food services and facilities management industries, (v) the effects of general economic conditions, (vi) the ability of the Company to retain clients and obtain new clients on satisfactory terms, (vii) the ability of the Company to remedy any computer-related issues that may result from the advent of the Year 2000, and other factors described from time to time in the Company's filings with the Securities and Exchange Commission including those set forth in Exhibit 99 filed herein.

As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by, or on behalf of, the Company. The Company assumes no obligation to update any forward-looking statements.

PRO FORMA UNAUDITED FINANCIAL INFORMATION

As of March 27, 1998, the assets, liabilities and business operations of the Company changed substantially due to the Transactions described fully in Notes 1 through 5 to the Consolidated Financial Statements. As a result of these changes, there are substantial differences in the comparability of the Company's historical operating results prior to March 27, 1998, presented in Parts I and II of this document and the Company's ensuing and ongoing operations. To assist readers in understanding the present operations of the Company, management believes it is meaningful and relevant to set forth in this report not only the results for the fiscal year ended September 3, 1999 compared with the historical results of operations for the thirty-four weeks ended August 28, 1998 and the historical fiscal years 1997 and 1996 (presented in Item 8 of this report), but also the pro forma operating results and pro forma cash flow for the full fiscal years ended September 3, 1999, August 28, 1998 and August 29, 1997, as well as the condensed balance sheet as of September 3, 1999 and August 28, 1998. The pro forma operating results and cash flow information were prepared as if the Transactions occurred at the beginning of each period and only include the Company's Retained Business and the acquired operations of Sodexho North America.

Prior to March 27, 1998, pro forma sales and managed volume include the combined actual activity of the food and facilities management services business of MMS and Sodexho North America. Managed Volume represents the Company's measurement of gross revenues associated with all services the Company manages on behalf of its clients. Similarly, pro forma corporate expenses include the combined corporate overhead of both businesses. No synergies are assumed for periods presented prior to March 27, 1998. Management estimates that approximately $25 million in synergies were realized in pro forma fiscal year 1999. Integration and restructuring charges of $15.6 million and $31.1 million were excluded for pro forma fiscal years 1999 and 1998, respectively. However, an estimate of $6.4 million in annual costs were included on a pro rata basis in all periods presented prior to March 27, 1998, representing incremental costs to operate the Company as a separate public entity. Pro forma net income reflects approximately $15.9 million of amortization expense for each year for the intangible assets related to the Acquisition.

Pro forma interest expense, net, represents the estimated costs as if the Refinancing and the interest rate agreements had been in place on the first day of all periods presented. Effective income tax rates of 44.8%, 48% and 54% were used for pro forma fiscal years 1999, 1998 and 1997, respectively. Pro forma results do not include any extraordinary charges related to the Refinancing, the loss in 1997 from the sale of MMS- UK operations to Sodexho or any operating results from the MMS- UK operations prior to its sale.

Pro forma basic earnings per share was calculated with total weighted-average shares outstanding of 62.1 million for pro forma fiscal 1999. For pro forma fiscal years 1998 and 1997, a base of 61.9 million shares was included in pro forma basic earning per share, which represents the number of shares outstanding at August 28, 1998. Pro forma diluted earnings per share were calculated on a base of 63.9 million shares for pro forma fiscal 1999 and 62.5 million shares for fiscal 1998 and 1997. The dilutive shares are the result of the Company's convertible debt, stock option plans and deferred stock incentive plans.

PRO FORMA UNAUDITED CONDENSED STATEMENT OF INCOME BY SEGMENT
FOR FISCAL YEARS ENDED SEPTEMBER 3, 1999, AUGUST 28, 1998 AND AUGUST 29, 1997 ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                           1999                1998               1997
                                                     ------------------ ------------------- ------------------
                                                        (53 WEEKS)          (52 WEEKS)         (52 WEEKS)

SALES
         Corporate Services                                    $1,380              $1,336             $1,243
         Health Care                                            1,323               1,277              1,249
         Education                                              1,221               1,150              1,083
         Schools                                                  358                 333                302
         Canada                                                   143                 145                153
         Laundries/Other                                           77                  65                 59
                                                     ------------------ ------------------- ------------------
TOTAL SALES                                                     4,502               4,306              4,089

OPERATING COSTS AND EXPENSES
         Corporate Services                                     1,289               1,253              1,169
         Health Care                                            1,214               1,182              1,156
         Education                                              1,148               1,093              1,034
         Schools                                                  337                 317                288
         Canada                                                   136                 140                149
         Laundries/Other                                           72                  61                 56
                                                     ------------------ ------------------- ------------------
TOTAL OPERATING COSTS AND EXPENSES                              4,196               4,046              3,852
                                                     ------------------ ------------------- ------------------

OPERATING PROFIT BEFORE
   CORPORATE ITEMS
         Corporate Services                                        91                  83                 74
         Health Care                                              109                  95                 93
         Education                                                 73                  57                 49
         Schools                                                   21                  16                 14
         Canada                                                     7                   5                  4
         Laundries/Other                                            5                   4                  3
                                                     ------------------ ------------------- ------------------
TOTAL OPERATING PROFIT                                            306                 260                237
                                                     ------------------ ------------------- ------------------

CORPORATE ITEMS:
  Amortization of Intangible Assets                               (38)                (37)               (38)
  Corporate Expenses                                              (81)                (73)               (74)
  Interest Expense, Net                                           (87)                (87)               (87)
  Gain on Sale of Investment                                        8                  --                 --
                                                     ------------------ ------------------- ------------------

INCOME BEFORE INCOME TAXES                                        108                  63                 38

Provision for Income Taxes                                        (48)                (30)               (20)
                                                     ------------------ ------------------- ------------------

PRO FORMA NET INCOME                                           $   60              $   33             $   18
                                                     ================== =================== ==================

PRO FORMA BASIC EARNINGS PER SHARE                             $ 0.96              $ 0.53             $ 0.28
                                                     ================== =================== ==================

PRO FORMA DILUTED EARNINGS PER SHARE                           $ 0.94              $ 0.52             $ 0.28
                                                     ================== =================== ==================

PRO FORMA UNAUDITED SUPPLEMENTAL INFORMATION ON MANAGED VOLUME*
FOR FISCAL YEARS ENDED SEPTEMBER 3, 1999 AND AUGUST 28, 1998
($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)





                                                                                             FISCAL
                                  FIRST          SECOND         THIRD          FOURTH         YEAR
                                 QUARTER        QUARTER        QUARTER        QUARTER         ENDED      % INC./
SEGMENT                           NOV-98         FEB-99         MAY-99         SEP-99        SEP-99       (DEC.)
                            -----------------------------------------------------------------------------------------
                                (13 weeks)     (13 weeks)     (13 weeks)     (14 weeks)    (53 weeks)

Corporate Services                  $  335         $  323         $  350         $  372        $1,380      3 %
Health Care                            699            705            708            758         2,870      9
Education                              421            320            343            239         1,323      6
Schools                                194            174            195             84           647      8
Canada                                  63             56             59             57           235     (1)
Laundries/Other                         33             33             35             38           139     20
                            --------------------------------------------------------------------------

Total                               $1,745         $1,611         $1,690         $1,548        $6,594      7 %
                            ==========================================================================




                                                                                             FISCAL
                                  FIRST          SECOND         THIRD          FOURTH         YEAR
                                 QUARTER        QUARTER        QUARTER        QUARTER         ENDED
SEGMENT                           NOV-97         FEB-98         MAY-98         AUG-98        AUG-98
                            --------------------------------------------------------------------------
                                (13 weeks)     (13 weeks)     (13 weeks)     (13 weeks)    (52 weeks)

Corporate Services                  $  329         $  320         $  344         $  346        $1,339
Health Care                            650            650            657            671         2,628
Education                              399            307            337            203         1,246
Schools                                180            165            182             75           602
Canada                                  67             59             60             51           237
Laundries/Other                        N/A            N/A            N/A            N/A           116
                            --------------------------------------------------------------------------

Total                               $1,625         $1,501         $1,580         $1,346        $6,168
                            ==========================================================================



* Managed Volume represents the Company's measurement of gross revenues associated with all services the Company manages on behalf of its clients.

DISCUSSION OF PRO FORMA FISCAL YEAR 1999 COMPARED WITH PRO FORMA
 FISCAL YEAR 1998 RESULTS OF OPERATIONS

Total sales for pro forma fiscal year 1999 ("1999") were $4.5 billion, an increase of $196 million, or 4.6%, over $4.3 billion for pro forma fiscal year 1998 ("1998"). Excluding the estimated $76 million impact of the extra week in fiscal year 1999, sales increased $120 million, or 2.8%. This growth was mostly attributable to solid performance in the Education and Schools divisions that was the result of sales growth at existing clients partially offset by an overall lower retention rate for the Company in 1998. The Corporate Services division had lower growth in sales for 1999, resulting from strong competition in this mature market, the overall impact of corporate restructurings and a lower retention rate going into 1999 from 1998. Growth in the Health Care division was impacted by the challenging environment for the health care industry in 1999, including decreased government reimbursements, consolidation in the industry and several bankruptcies of health care institutions. Despite these challenges, the Health Care division has grown sales at existing clients and sold new business to largely offset a lower retention rate going into 1999 from 1998. As with other divisions, retention in Health Care improved in 1999, which will favorably impact next year's sales growth. Management believes that these challenges present an opportunity to gain new business, as the Company works with new and existing clients to seek cost-effective outsourcing solutions.

The Company believes managed volume is the more complete measure of its overall level of business activity. Managed volume is the Company's measurement of gross revenues associated with all services the Company manages on behalf of its clients. Pro forma managed volume for fiscal year 1999 was $6.6 billion, up 7% over pro forma fiscal 1998. Pro forma sales were up 5% to $4.5 billion, from $4.3 billion a year ago. Excluding the estimated effect of the 53rd week in fiscal 1999, pro forma managed volume and sales increased 5% and 3%, respectively, over fiscal 1998.

Pro forma operating profit before corporate items (corporate administrative expenses, interest expense, fees to Marriott International and Sodexho Alliance, and amortization of intangible assets) totaled $306 million for 1999, an increase of $46 million, or 17.7%, over $260 million in operating profit for 1998. This increase was driven by improved operating margins, particularly in the Education and Schools divisions, the result of efficiencies achieved in the procurement of food-related products and administrative synergies gained during the year. Operating profit for the Health Care division was unfavorably impacted by several bankruptcies at hospital clients in 1999, as this industry continues to experience consolidation and restructuring issues. Excluding $3 million in charges related to bankruptcies in 1999, Health Care's operating profit would have totaled $112 million, or a 16.7% increase over a comparably adjusted 1998 operating profit of $96 million. Operating profit in the Canada and Laundries/Other divisions collectively totaled $12 million in 1999, an increase of $3 million or 33% over 1998. This double-digit increase was driven by improved margins in the both divisions. The 53rd week did not have a material impact of the Company's operating profit for the current year.

Corporate expenses and amortization of intangible assets in pro forma fiscal 1999 totaled $119 million, an increase of $9 million, or 8%, compared with pro forma fiscal 1998. Included in corporate expenses are a one-time, $3.4 million charge ($1.9 million after-tax, or $0.03 per diluted share) related to the resignation of the former Chief Executive Officer and $5 million of Year 2000 related costs (see "Year 2000"). Excluding the one-time resignation charge and the Year 2000 costs, total corporate expenses were level with Pro Forma Fiscal 1998. Administrative synergies were achieved as planned during 1999, but were partially offset by consulting expenses and other reinvestments in the Company's corporate infrastructure.

Pro Forma Fiscal 1999 included the favorable impact from the sale of the Company's Bright Horizons Family Solutions ("BFAM") investment, resulting in a gain of $8.3 million ($4.6 million after-tax, or $0.07 per diluted share).

Excluding the Year 2000 costs and the one-time resignation charge, total operating costs, corporate expenses and amortization of intangible assets represented, in the aggregate, 95.7% of total sales for Pro Forma Fiscal Year 1999 compared with Pro Forma Fiscal Year 1998's comparable period ratio of 96.5%. The Company anticipates this margin will continue to improve in the periods ahead, as the Company continues to realize purchasing synergies. Together with the synergies from administrative actions, these savings are anticipated to reach $60 million annually by fiscal year 2001. Synergies from both purchasing and administrative actions are estimated to be $25 million in the current year. Anticipated incremental synergies generated in fiscal year 2000 are expected to be reinvested during fiscal year 2000. The reinvestments, which are targeted primarily for additional sales and management personnel, have already begun.

DISCUSSION OF PRO FORMA FISCAL YEAR 1999 COMPARED WITH PRO FORMA
 FISCAL YEAR 1998 RESULTS OF OPERATIONS, CONTINUED

In addition, the Company has undertaken an information systems strategy study to evaluate the current state of its information systems, and consider information technology options. Among the options under consideration is the adoption of certain elements of the technology platform adopted by Sodexho Alliance. This evaluation will require additional time to study and review alternatives and their impact on capital investments, earnings, shareholder value and the provisions of the Company's debt agreements. Strategic developments in this area are expected to be finalized during fiscal year 2000. See Item 7.--Liquidity and Capital Resources.

The growth in operating profit increased pretax income to $108 million, a 71% or $45 million increase when compared with $63 million for 1998. The effective tax rate for 1999 was 44.8%, a decrease from 48% for 1998, mostly due to the proportion of nondeductible intangible amortization expense in relation to total operating profit between the years. Net income almost doubled in 1999 to $60 million, or $0.94 per diluted share, compared with $33 million, or $0.52 per diluted share for 1998. Excluding the one-time resignation charge and the BFAM gain, pro forma earnings per diluted share would have been approximately $0.90.


DISCUSSION OF PRO FORMA 1998 COMPARED WITH PRO FORMA 1997 RESULTS OF OPERATIONS

Total sales for Pro Forma Fiscal 1998 were $4.3 billion, an increase of $217 million, or 5.3%, over $4.1 billion for 1997. This growth was mostly attributable to solid performance in the Corporate Services and Education divisions. Increases in the Corporate Services and Education divisions were the result of high retention of existing clients (approximately 95% for 1998), and strong new sales growth. Corporate Services division's sales were also favorably impacted by the continued implementation of the Crossroads Cuisines retail strategy. Lower growth in the Health Care division in 1998 was mostly the result of the challenging environment for the health care industry in 1998, including decreased government reimbursements, consolidation in the industry and several bankruptcies of health care institutions. Despite these challenges, the Health Care division increased sales by $28 million, or 2.2%, over the prior year. Management believes that these challenges present an opportunity for the Company to gain new business, as client organizations are likely to seek cost-effective outsourcing solutions. The Schools, Canada and Laundries/Other divisions' sales collectively totaled $543 million for 1998, an increase of $29 million, or 5.6%, over the $514 million in aggregate sales for 1997.

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

DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES

The Company continues to capitalize on its combined market presence as well as focusing on attracting new accounts and enhancing services to sustain growth. The Company is highly leveraged and anticipates that it would have long-term unsecured debt ratings, if obtained, below investment grade based on its pro forma financial statements. The debt resulting from the Refinancing contains restrictive covenants and requires grants of security and guarantees by subsidiaries of the Company, which limit the Company's ability to incur additional debt and engage in certain other activities. Additionally, these debt covenants limit the Company's ability to pay dividends.

Capital requirements are funded from a combination of existing cash balances and operating cash flow. Additionally, the Company anticipates achieving annual cost savings of approximately $60 million pretax by the end of fiscal year 2001, resulting from purchasing and administrative synergies. The anticipated cost savings, which the Company estimates were approximately $25 million in Fiscal Year 1999, will be available to pay down debt and reinvest in the Company to fund activities to enhance its competitive position. Anticipated incremental synergies generated in fiscal year 2000 are expected to be reinvested during fiscal year 2000. These reinvestments, which are targeted primarily for additional sales and management personnel, have already begun. In addition, the Company has undertaken an information systems strategy study to evaluate the current state of its information systems, and consider information technology options. Among the options under consideration is the adoption of certain elements of the technology platform adopted by Sodexho Alliance. This evaluation will require additional time to study and review alternatives and their impact on capital investments, earnings, shareholder value and the provisions of the Company's debt agreements. Strategic developments in this area are expected to be finalized during Fiscal Year 2000. See Item 1.--Integration and Restructuring and Item 7.--Liquidity and Capital Resources. Subject to the foregoing, the Company believes that current cash flow generated from operations and cash balances will be adequate to finance ongoing capital needs, meet debt service requirements and fund the Company's planned growth initiatives.

As of September 3, 1999, the Company had a $235 million revolving credit facility available at an interest rate of 7.55% to provide funds for liquidity, seasonal borrowing needs and other general corporate purposes. At September 3, 1999, $52 million of this facility was outstanding, while an additional $33 million of this revolving credit facility was utilized by letters of credit outstanding, principally related to insurance programs.

Prior to the Transactions, the Company paid regular quarterly dividends. On October 13, 1999, the Board of Directors declared an $0.08 per common share dividend for Fiscal Year 1999, payable on December 10, 1999 to shareholders of record on November 22, 1999. The Company may pay dividends in the future, subject to the restrictive covenants contained in the Company's credit facility agreements and other relevant considerations. In general, the restrictive covenants do not permit the Company to pay dividends to shareholders in an amount greater than 40 percent of the Company's net income, or 45 percent when the ratio of the Company's consolidated debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio ("EBITDA", as defined in the documentation for the credit facility agreements) is less than 4 but not less than 3. This restriction will no longer apply when such ratio is less than 3. The payment and amount of cash dividends on the Company's common stock will be subject to the sole discretion of the Company's Board, which will review the Company's dividend policy at such times as may be deemed appropriate. The Board will continue to closely monitor the results of the Company's operations, capital requirements, and other considerations to determine the extent to which a dividend may be declared in future periods.

The Company is required to make quarterly cash interest payments on its term and guaranteed facilities, as well as scheduled principal repayments on its Senior Secured Credit Facility (as detailed in Note 8 to Consolidated Financial Statements). Annual interest expense was $88 million for the 53-week period ended September 3, 1999 ($87 million on an annualized basis). Principal repayments totaled $70 million in fiscal year 1999; with scheduled repayments of approximately $80 million in 2000; $80 million in 2001; $90 million in 2002; $115 million in 2003 and $65 million in 2004.

On October 7, 1999, Marriott International notified all holders of the Liquid Yield Option(TM) Notes ("LYONs"), that Marriott International had elected to redeem all of the LYONs at a price of $619.65 for each $1,000 principal amount at maturity of the LYONs, with a redemption date of November 8, 1999. Conversion is available at any time until the close of business on the redemption date. The maximum amount of funds that the Company would be obligated to pay to Marriott International if all the LYONs were redeemed for cash is approximately $30 million. This amount would be paid to Marriott International in the first quarter of fiscal year 2000--See Note 8 to Consolidated Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEET
SEPTEMBER 3, 1999 AND AUGUST 28, 1998
($ IN MILLIONS)

                                                                            SEPTEMBER 3,        AUGUST 28,
                                                                                1999               1998
                                                                         ------------------ ------------------

                            ASSETS
Current assets
     Cash and equivalents                                                         $    48            $    79
     Accounts and notes receivable                                                    445                374
     Inventories                                                                       60                 54
     Other                                                                             89                 98
                                                                         ------------------ ------------------
                  Total current assets                                                642                605
                                                                         ------------------ ------------------

Property and equipment, net                                                            85                 82
Intangible assets                                                                     535                569
Other                                                                                  85                 85
                                                                         ------------------ ------------------
                                                                                  $ 1,347            $ 1,341
                                                                         ================== ==================

            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Current portion of long-term debt                                            $   133            $    96
     Accounts payable                                                                 238                222
     Other current liabilities                                                        347                377
                                                                         ------------------ ------------------
                  Total current liabilities                                           718                695

Long-term debt                                                                        980              1,062
Other long-term liabilities                                                           113                110
Convertible subordinated debt                                                          30                 29

Stockholders' deficit
     Preferred stock, no par value, 1 million shares
       authorized; no shares issued                                                     -                  -
     Common stock, $1 par value; 300 million shares
       authorized, 62 million shares issued and outstanding                            62                 62
     Additional paid-in capital                                                     1,326              1,322
     Accumulated deficit                                                           (1,884)            (1,946)
     Accumulated other comprehensive income                                             2                  7
                                                                         ------------------ ------------------
         Total stockholders' deficit                                                 (494)              (555)
                                                                         ------------------ ------------------
        Total liabilities and stockholders' deficit                               $ 1,347            $ 1,341
                                                                         ================== ==================

DISCUSSION OF PRO FORMA CASH FLOW

CASH FLOW FROM OPERATING ACTIVITIES

The Company's cash flow from operations is affected by a predictable seasonal pattern. Cash flow from operations is strongest during the fall and spring, as the demand for services fluctuates in the Education and Schools divisions.

Cash flow from operations, before the impact of changes in working capital, was $145 million in 1999, $115 million in 1998, and $102 million in 1997. The increase in the adjusted operating cash flow in pro forma fiscal years 1999 and 1998 was mostly the result of higher net income in both years. Working capital, defined as the net of current assets and current liabilities, is favorable to the Company when current liabilities exceed current assets. This negative working capital position is primarily the result of the timing of cash payments in relationship to the timing of cash received. Higher accounts and notes receivable in 1999 reflect the impact of the 53rd week and a lengthening of the average billing cycle compared to last year. The Company anticipates it will improve its negative working capital position in future periods.

CASH FLOW FROM INVESTING ACTIVITIES

The Company invests cash primarily for capital expenditures related to new or existing client relationships. Total capital expenditures were $72 million, $60 million and $57 million for 1999, 1998 and 1997, respectively. The Company anticipates expending approximately $70 to $75 million for capital investments for fiscal year 2000. In addition, the Company intends to make, from time to time, investments for business acquisitions.

CASH FLOW FROM FINANCING ACTIVITIES

The Company's financing activities reflects the Company's management of its debt and other long-term liabilities, in addition to the Company's receipt of funds from stock sales, as part of the Company's overall management of its cost of capital. Pro forma cash flow from financing activities represents cash flow as if the Refinancing had been in place on the first day of all periods presented. In 1999, net cash used in financing activities totaled $40 million, mostly due to the $70 million repayment of long-term debt, partially offset by increases in short-term debt and other liabilities. Net cash provided by financing activities in 1998 totaled $49 million. Other cash provided by financing activities totaled $106 million, reflecting the transfer of insurance-related liabilities from MI, and was partially offset by repayments of long-term debt totaling $57 million in 1998. Net cash provided by financing activity was unchanged for 1997.

PRO FORMA UNAUDITED CONDENSED CASH FLOW
FOR THE FISCAL YEARS ENDED 1999, 1998 AND 1997
 ($ IN MILLIONS)

                                                                        YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                                       SEPTEMBER 3,        AUGUST 28,         AUGUST 29,
                                                                           1999               1998               1997
                                                                   ------------------- ------------------ ------------------
                                                                        (53 WEEKS)         (52 WEEKS)         (52 WEEKS)
CASH PROVIDED BY OPERATING ACTIVITIES
-------------------------------------
Net income                                                                      $ 60               $ 33               $ 18
Adjust to reconcile net income to net cash:
   Depreciation expense                                                           47                 45                 46
   Amortization of intangible assets                                              38                 37                 38
   Net changes in certain working capital items                                  (40)               (39)               (12)
                                                                   ------------------- ------------------ ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        105                 76                 90
                                                                   ------------------- ------------------ ------------------

CASH FLOW FROM INVESTING ACTIVITIES
-----------------------------------
Capital expenditures                                                             (72)               (60)               (57)
Other                                                                            (24)               (27)               (30)
                                                                   ------------------- ------------------ ------------------
NET CASH USED IN INVESTING ACTIVITIES                                            (96)               (87)               (87)
                                                                   ------------------- ------------------ ------------------

CASH FLOW FROM FINANCING ACTIVITIES
-----------------------------------
Repayments of long-term debt                                                     (70)               (57)                 -
Other                                                                             30                106                  -
                                                                   ------------------- ------------------ ------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                              (40)                49                  -
                                                                   ------------------- ------------------ ------------------

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                              $(31)              $ 38                $ 3
                                                                   =================== ================== ==================

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

The Company was formerly named Marriott International, Inc. Upon consummation of the Distribution, Acquisition, and Refinancing (the "Transactions"), which occurred on March 27, 1998 (the last day of the first quarter of 1998), Marriott International, Inc. was renamed Sodexho Marriott Services, Inc. As of March 27, 1998, the principal business of the Company changed from lodging and contract services to food and facilities management services. This change was the result of the Distribution and the Acquisition. In connection with the Distribution and Acquisition, the Company refinanced its debt. The Transactions are explained in more detail below and in the Company's Notes 1 through 5 of the Consolidated Financial Statements included in this report. Due to the extensive changes in the Company's business that resulted from the Transactions, the Company is providing for informational purposes the following description of its business.

INDUSTRY AND MARKETPLACE

The food and facilities management services industry is rapidly changing. Major industry dynamics are:

o Continued growth in the outsourcing of food service and facilities management as a result of: focus by customers on core competencies and outsourcing of their non-core services, general economic growth, and increasing cost pressures.
o Increasing market penetration by large, well-capitalized participants due to their ability to provide more cost-effective services as a result of economies of scale, a broader range of services than local and regional participants, and national and international coverage to large clients.
o An increase in the retail orientation of contract catering due to the proliferation of alternative retail outlets, including quick serve restaurants.
o Strong industry dynamics towards a "one-stop shopping" alternative for all outsourcing needs, including food service and facilities management.
o Minimal capital requirements due to several factors, including low capital expenditures because operations are generally conducted at client sites using client equipment; low fixed costs, permitting rapid response to market conditions; and predictable cash flow from client payments, reducing or eliminating working capital needs.
o    Stable industry revenues from an existing client base.

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

ITEM 1.           BUSINESS, CONTINUED

The Company operates primarily in four business segments as discussed below (also see Note 14 to the Consolidated Financial Statements):

         CORPORATE SERVICES. Although the market for food service in business and industry is relatively highly penetrated, customers are responding favorably to the growth in retail orientation by food service contractors. The market for multi-service national providers (food and facilities) is growing as large corporations are moving toward outsourcing all of their non-core services on a multi-site and multi-service basis. This represents an opportunity to leverage from food contracting to the less developed facilities management market. The government market is expected to increase as federal departments and agencies implement large-scale outsourcing of non-core functions. The Corporate Services segment represents approximately 31% of the Company's current revenues.

         HEALTH CARE. The health care industry continues its transformation from a fee-for-service to a managed care and capitated rate environment. This market dynamic has shifted the risk and burden of cost control from insurance providers to the health care institutions themselves, forcing them to focus not only on the cost component of clinical care, but also on the cost of all services including food and facilities management. These cost pressures are driving the trend toward consolidation of health care institutions and guaranteed cost contracts for hospital services, and have contributed to several institutional bankruptcies. While management of the Company recognizes the challenges of these trends, it also believes that there are opportunities for growth, as the health care market remains significantly underpenetrated. The Health Care segment represents approximately 29% of the Company's current revenues.

EDUCATION. The campus dining marketplace, principally in colleges and universities, continues to shift from residential board plans to more retail-oriented operations driven by (i) the growing proportion of non-resident day and evening students on campuses, (ii) the taste and service preferences of today's young consumers and (iii) colleges' and universities' desire to provide their students with greater flexibility. Traditional straight-line cafeterias are being replaced by scatter systems and food courts. These trends, coupled with cost pressures, are causing public and private institutions to consider outsourcing as a viable choice. The Education segment represents approximately 27% of the Company's current revenues.

         SCHOOLS. The current fiscal climate is forcing school districts (kindergarten through Grade 12) to minimize costs while improving the performance of non-instructional areas. Over the last several years, 150-200 school systems per year have decided to begin outsourcing their food services. Also, new federal regulations require that school meals meet more stringent food specifications and production techniques to comply with "Nutrient Standards" guidelines. Some school districts may turn to contractors to help comply with these guidelines. The Schools segment represents approximately 8% of the Company's current revenues.

The Company also operates two additional segments-- Canada and Laundry Services. These two segments collectively represent approximately 5% of the Company's current revenues.

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

Many educational institutions, health care providers and businesses consider cost to be an important factor when selecting companies to provide food and facilities management services. The Company expects to continue being a successful low-cost services provider due to its (i) significant purchasing economies of scale for food service and facilities management supplies, (ii) sophisticated site labor management controls, (iii) low administrative overhead, and (iv) strong information and accounting systems which allow clients to monitor costs more closely in tandem with the Company's management team.

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

The Acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the fair market value of assets acquired and liabilities assumed as follows:

                                                                                        ($ in millions)
                                                                                        -----------------
                   Current assets                                                                 $ 142
                   Other assets                                                                      56
                   Customer relationships                                                           122
                   Current liabilities                                                             (137)
                   Payable to Sodexho for excess net tangible assets                                (17)
                   Other liabilities                                                                (46)
                   Debt                                                                             (73)
                   Deferred taxes, net                                                               (8)
                   Goodwill                                                                         239
                                                                                        -----------------

                             Subtotal                                                               278
                   Cash contributed to the Company                                                  304
                                                                                        -----------------

                             Total purchase price                                                 $ 582
                                                                                        =================

Immediately after the Acquisition, the Company refinanced the $73 million of debt assumed, as detailed in Note 3 to the Consolidated Financial Statements.

REFINANCING. On March 27, 1998, the Company borrowed $615 million and $620 million under the Secured Facility and Guaranteed Facility, respectively, both of which are described below. The proceeds were used to repurchase $713 million of the Company's publicly held debt, as discussed in the following paragraph, and to repay its $950 million outstanding obligations under the Company's existing $1.5 billion credit facility, which was cancelled immediately after such repayment. Also, the Company repaid debt of $73 million assumed in the Acquisition. The $304 million received from Sodexho (see Note 3 to the Consolidated Financial Statements) was used together with the proceeds of the new debt to fund the debt repayments. The Company also received letters of credit for $13 million under the Secured Facility on March 27, 1998.

ITEM 1.           BUSINESS, CONTINUED

The Secured Facility consists of a $235 million revolving credit facility and a $500 million six year term loan facility. It bears interest at rates based on a bank prime rate, the Federal funds rate, or the London interbank offered rate for Eurodollar deposits ("LIBOR"), payable in arrears quarterly. The Company is currently paying interest at an aggregate 6.88%. Of the revolving credit facility, up to $100 million may be used to cover letters of credit. As of September 3, 1999, the Company had letters of credit outstanding of $33 million. The facility is collateralized by liens on the inventory, accounts receivable, and stock of the principal subsidiaries of Sodexho Marriott Operations, Inc. As of September 3, 1999, $150 million of borrowing capacity was available under this facility.

The Guaranteed Facility is a $620 million seven-year term loan. It bears interest at rates based on a bank prime rate, the Federal funds rate, or LIBOR, payable in arrears quarterly. The Company is currently paying interest at 6.85%, after adjusting for the impact of hedging activities and miscellaneous fees associated with this facility, which includes a 0.5% annual fee ($3 million) based on the Guaranteed Facility balance that the Company pays Sodexho to serve as guarantor of the loan.

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


                                 Face Amount Prior to       Untendered Debt at       Untendered Debt at
                                Tender March 27, 1998         March 27, 1998          September 3, 1999
                               ------------------------- ------------------------- ------------------------
                                                             ($ in millions)
                Series A            $           150            $          2              $          2
                Series B                        200                       1                         1
                Series C                        150                       3                         2
                Series D                        100                       1                         1
                               ------------------------- ------------------------- ------------------------
                                    $           600            $          7              $          6
                               ========================= ========================= ========================


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

As a result of the foregoing, the Company incurred an extraordinary charge for costs associated with the early extinguishment of debt of $71 million, $44 million after-tax, or $0.85 per diluted share for the 34-week period ended August 28, 1998.

The Company's borrowing agreements contain various covenants, which, among other things, require the Company to meet certain financial ratios and tests. Each of the borrowing agreements is described generally in pages 121 through 123 of the Proxy Statement for the Special Meeting of Stockholders of Marriott International, Inc. dated March 17, 1998, which is incorporated by reference into this report and is included as an exhibit to this report.

ITEM 1.           BUSINESS, CONTINUED

INTEGRATION AND RESTRUCTURING

Integration and restructuring actions, such as those taken in the past two years and which may be taken in future years, reflect the Company's efforts to change in anticipation of marketplace trends. These actions are intended to integrate and realign resources for more effective and efficient execution of operating strategies. The integration costs recorded in the Transition Period and in Fiscal Year 1999 include, among other items, training and relocating employees, incremental overhead during the integration phase, systems modifications, and other one-time costs related to the integration of MMS and Sodexho North America. Integration costs totaling $16 million pretax were included in the results of operations for Fiscal Year 1999 and $24 million pretax were reflected in the results of operations for the Transition Period.

Restructuring actions totaling approximately $37 million were recorded in the first quarter of the 1998 Transition Period, $7 million of which was recorded as a charge to operations related to termination benefits for approximately 50 employees and office closure costs related to MMS. Restructuring costs represent costs, such as employee termination benefits and office closure costs, that are incurred to terminate certain duplicate activities. This reserve totaled $5 million at August 28, 1998 and $2 million at September 3, 1999. The gross acquisition reserve detailed in Note 3 to the Consolidated Financial Statements principally represents costs associated with termination benefits for approximately 350 employees and office closure costs related to the former Sodexho North America operations. This reserve totaled $24 million at March 27, 1998, and was reduced to $17 million and $8 million at August 28, 1998 and September 3, 1999, respectively, due to net payments made during these periods.

These actions have generated approximately one-third of the anticipated annual cost savings of approximately $60 million pretax. The remaining two-thirds of these anticipated savings relate to greater purchasing economies. Management believes it will achieve these synergies by the end of fiscal year 2001. The synergies from both purchasing and administrative actions are estimated to be $25 million in the current year. Anticipated incremental synergies generated in fiscal year 2000 are expected to be reinvested during fiscal year 2000. The reinvestments, which are targeted primarily for additional sales and management personnel, have already begun. See Item 7.--Liquidity and Capital Resources.

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

ITEM 1.           BUSINESS, CONTINUED

GOVERNMENT REGULATION

The Company is subject to various governmental regulations relating to its operations, including, but not limited to, employment, health, safety and environmental regulations as well as regulations applicable to bidding for and performing federal, state and local government contracts. The Company has installed various controls and procedures designed to ensure compliance with these regulations.

EMPLOYEES

The Company has approximately 103,000 employees on its payroll in the U.S. and Canada, and manages approximately 60,000 people on its clients' payrolls. An estimated 12,000 non-management employees are represented by organized labor unions for collective bargaining purposes. The Company believes its relations with its employees are positive.

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

ACCOUNTING PERIOD

On April 15, 1998, the Company's Board of Directors approved a change in the Company's fiscal year from the Friday closest to the end of December to the Friday closest to the end of August, effective immediately. This change resulted in a 34-week Transition Period from the end of fiscal 1997 to August 28, 1998. In addition, Fiscal Year 1999 had 53 weeks and ended on September 3, 1999. The Company's 1997 historical fiscal year ended on the Friday nearest the end of December and contained 52 weeks, while the 1996 historical fiscal year contained 53 weeks.

ITEM 2.           PROPERTIES

In June 1998, the Company entered into a 10 year lease, ending in December 2008, with 2 renewable periods of 5 years each, for approximately 80,000 square feet of space at 9801 Washingtonian Boulevard, Gaithersburg, Maryland. Also in June 1998, the Company entered an amended agreement with MI to vacate the Bethesda headquarters office space no later than December 31, 1998. By December 1998, the Company had moved all of its 250 headquarters employees to the Gaithersburg Headquarters. Since that time, an additional 100 employees have been hired or moved from other locations to the Gaithersburg Headquarters.

In addition, all of the Company's operating divisions lease their respective headquarters office space as follows: Avon, Connecticut (Health Care); Altamonte Springs, Florida (Education); and Downers Grove, Illinois (Schools). The headquarters for the Corporate Services division is located with the Company's headquarters in Gaithersburg, Maryland. These operating division leases generally run for initial terms of three to five years with renewal options. The Company also has a long-term lease for its office facility in Buffalo, New York, where all of the centralized accounting and processing activities for North America take place. The Company owns three laundry facilities (Walla Walla, Washington; Tucson, Arizona; and Phoenix, Arizona) and leases three additional laundry facilities (Birmingham, Alabama; Gilroy, California; and Compton, California).

As a result of the Acquisition, the Company also occupied approximately 25,000 square feet of office and warehouse space in Trumbull, Connecticut; approximately 15,000 square feet of office space in Mobile, Alabama; approximately 20,000 square feet of building space in Sunnyvale, California; and approximately 15,000 square feet of building space in Allston, Massachusetts. The Company also owns a 30,000 square foot office building in Montreal, Canada.

In October 1998, the Company sold an 80,000 square foot office facility in Waltham, Massachusetts, obtained in the Acquisition. The sale of the Waltham office facility did not have any adverse impact on the Company's financial condition or results of operations. To provide space for the operations that formerly occupied one-half of the Waltham office facility, the Company entered into an agreement in December 1998 to lease approximately 25,000 square feet of office space in Lexington, Massachusetts, for a seven year period, with a five year renewal option.


ITEM 3.           LEGAL PROCEEDINGS

 There are no material legal proceedings pending against the Company.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the Company during the fourth quarter of Fiscal Year 1999.

                                     PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

COMMON STOCK. The comparability of stock prices in the table below is affected by the Transactions which occurred on March 27, 1998. The range of the Company's common stock prices and dividends declared per share for Fiscal Year 1999, the Transition Period and the past two fiscal years are as follows (restated to reflect the one-for-four reverse stock split):

                                                                                                         DIVIDENDS
                                                                                                       DECLARED PER
                                                                          HIGH             LOW             SHARE
                                                                     ---------------- --------------- ----------------

    FISCAL YEAR 1999              First Quarter                             $ 33 3/8        $ 24 5/8              $ -
                                  Second Quarter                              29 1/4              22                -
                                  Third Quarter                               25 1/8          18 7/8                -
                                  Fourth Quarter                              23 1/4          13 3/4                -

    TRANSITION PERIOD 1998        Quarter ended March 27, 1998               330 1/2         243 3/4              .36
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
                                  Third Quarter                              229 1/2         193 1/2              .32
                                  Fourth Quarter                             239 1/2         205 1/2              .32

At September 3, 1999, there were 62.3 million shares of common stock outstanding held by approximately 42,000 shareholders of record. The Company's common stock is traded on the New York Stock Exchange, Chicago Stock Exchange, Pacific Stock Exchange and Philadelphia Stock Exchange.

DIVIDEND POLICY. Prior to the Transactions, the Company had paid regular quarterly dividends. On October 13, 1999, the Board of Directors declared an $0.08 per common share dividend for Fiscal Year 1999, payable on December 10, 1999 to shareholders of record on November 22, 1999--see Item 7.--Liquidity and Capital Resources. The Company may pay dividends in the future, subject to the restrictive covenants contained in the Company's credit facility agreements related to the Refinancing and other relevant considerations. In general, the restrictive covenants do not permit the Company to pay dividends to shareholders in an amount greater than 40 percent of the Company's net income, or 45 percent when the ratio of the Company's consolidated debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio ("EBITDA", as defined in the documentation for the credit facility agreements) is less than 4 but not less than 3. This restriction will no longer apply when such ratio is less than 3. The payment and amount of cash dividends on the Company's common stock will be subject to the sole discretion of the Company's Board, which will review the Company's dividend policy at such times as may be deemed appropriate. The Board will closely monitor the results of the Company's operations, capital requirements, and other considerations to determine the extent to which a dividend may be declared in future periods.

ITEM 6.           SELECTED HISTORICAL FINANCIAL DATA

The following table presents summary selected historical financial data for the Company derived from its financial statements as of the fiscal year ended September 3, 1999, the 34-week period ending August 28, 1998, and for the four fiscal years ended January 2, 1998. As the result of the Transactions, 1998's results are not comparable to the other years presented. Specifically, the results of Sodexho North America are only included in the Stub Period ended August 28, 1998. Conversely, the results of MDS and MSLS are included in the historical financial continuing operations prior to the Transaction. In addition, operating results in 1997 include a loss before income taxes of $22 million ($14 million after-tax, or $0.40 per share) on the sale of MMS- UK to Sodexho.

The historical information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto, each contained herein.

ITEM 6.           SELECTED HISTORICAL FINANCIAL DATA, CONTINUED


                                              SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                                     34
                                                       FISCAL      WEEKS
                                                        YEAR       AUGUST                      FISCAL YEAR
                                                                                -----------------------------------------
                                                       1999(1)     1998(1)       1997(2)   1996(3)     1995      1994
                                                     ----------- ----------     --------- ---------- --------- ----------
($ in millions, except per share data)

INCOME STATEMENT DATA:
Sales                                                   $4,502     $2,828        $5,026     $4,318    $3,634     $3,466
Operating Profit Before
   Corporate Expenses and Interest                         304        119           157        177       130        111
Total Corporate Expenses and Interest(4)                  (212)      (151)         (172)      (127)      (78)       (71)
                                                     ----------- ----------     --------- ---------- --------- ----------
Income (Loss) From Continuing Operations,
  Before Taxes and Extraordinary Item                       92        (32)          (15)        50        52         40
(Provision) Benefit for Income Taxes from
   Continuing Operations                                   (41)        13            15        (17)      (20)       (17)
                                                     ----------- ----------     --------- ---------- --------- ----------
Income (Loss) From Continuing Operations, Before
   Discontinued Operations and Extraordinary Item           51        (19)           --         33        32         23
Discontinued Operations, Net of Income Taxes(5)             --         77           335        273       215        177
                                                     ----------- ----------     --------- ---------- --------- ----------
Income Before Extraordinary Item                            51         58           335        306       247        200
Loss from Extraordinary Item, Net of Income Taxes(6)        --        (44)           --         --        --         --
                                                     ----------- ----------     --------- ---------- --------- ----------
Net Income                                              $   51     $   14        $  335     $  306    $  247     $  200
                                                     =========== ==========     ========= ========== ========= ==========

PER SHARE DATA(7):
Diluted Earnings Per Share:
 Continuing Operations                                  $ 0.81     $(0.36)       $   --     $ 0.97    $ 0.97     $ 0.69
 Discontinued Operations(5)                                 --       1.48         10.53       8.08      6.51       5.35
                                                     ----------- ----------     --------- ---------- --------- ----------
 Diluted Earnings Per Share before Extraordinary Item     0.81       1.12         10.53       9.05      7.48       6.04
 Extraordinary Item(6)                                      --      (0.85)           --         --        --         --
                                                     ----------- ----------     --------- ---------- --------- ----------
Diluted Earnings Per Share                              $ 0.81     $ 0.27        $10.53     $ 9.05    $ 7.48     $ 6.04
                                                     =========== ==========     ========= ========== ========= ==========

Cash Dividends Declared(8)                              $   --     $ 0.36        $ 1.40     $ 1.28    $ 1.12     $ 1.12

Diluted Weighted - Average Shares                         63.9       52.0          31.8       33.8      33.0       33.1

BALANCE SHEET DATA (AT END OF YEAR):
Total Assets                                            $1,347     $1,341        $5,009     $4,180    $3,221     $2,529
Long-Term and Convertible Subordinated Debt              1,010      1,091         1,829      1,300       795        488
Stockholders' (Deficit)/Equity                            (494)      (555)        1,463      1,260     1,054        767
-----------

1 - On April 15, 1998, the Company's Board of Directors changed the fiscal year from the Friday closest to the end of December to the Friday closest to the end of August, thereby creating a 34-week Transition Period. On March 27, 1998, the Company acquired Sodexho North America. In addition, fiscal year 1999 had 53 weeks and ended on September 3, 1999. The historical data for fiscal year 1997 and prior years does not include the revenue and expenses of the acquired business, see Notes 1 through 3 to the Consolidated Financial Statements.
2 - Operating results in fiscal year 1997 include a loss before income taxes of $22 million ($14 million after tax, or $0.40 per share) on the sale of the MMS-UK operations to Sodexho in connection with the Transactions.
3 - Fiscal year 1996 includes 53 weeks, all fiscal years prior to the Transactions include 52 weeks.
4 - Total corporate expenses include the amortization of intangible assets. For fiscal year 1999 and the 34 weeks ended August 28, 1998, $16 million and $31 million pretax, respectively, of integration and restructuring charges were recognized, see Note 4 to the Consolidated Financial Statements.
5 - On March 27, 1998, the Company distributed to its shareholders the Lodging, MSLS and MDS divisions as part of the Transactions. For reporting purposes, the Lodging segment is considered Discontinued Operations prior to March 27, 1998. MSLS and MDS are considered part of continuing operations for the same periods (see Note 1 to the Consolidated Financial Statements).
6 - On March 27, 1998, the Company refinanced its debt as part of the Transactions (see Note 1 and Note 8 to the Consolidated Financial Statements), resulting in a $71 million pretax charge from the early extinguishment of debt ($44 million after-tax).
7 - Earnings per share data have been restated to reflect the adoption in 1997 of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." All per share data has been adjusted to reflect a one-for-four reverse stock split effective March 27, 1998.
8 - Subsequent to the end of fiscal year 1999, the Board of Directors declared on October 13, 1999, an $0.08 per common share dividend for Fiscal Year 1999, payable on December 10, 1999 to shareholders of record on November 22, 1999--see
Note 9 to the Consolidated Financial Statements.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

                                    OVERVIEW

As described in Part I, Items 1 & 2, "Business and Properties," on March 27, 1998, the Company completed the Distribution, Acquisition, and Refinancing. As a result, the assets, liabilities, and business operations of the Company as of September 3, 1999 and for the year then ended have changed substantially compared to prior periods presented.

In particular, the most significant differences relate to the following:

o The 1997 and 1996 Consolidated Statement of Income included revenues, as well as operating costs and expenses, related to the Distributed Operations. In the Consolidated Statement of Income, the operations of the Lodging segment have been combined and included as "Discontinued Operations, Net of Income Taxes." The MDS and MSLS segments of Contract Services were also part of the Distribution to shareholders, but remained part of continuing operations in the historical financial statements. See
     Note 1 to the Consolidated Financial Statements.
o As described in Notes 1 through 5 to the Consolidated Financial Statements, the Company acquired the North American operations of Sodexho Alliance, S.A. on March 27, 1998. The historical data in 1997 and prior years does not include the revenue and expenses of the acquired business.
o On March 27, 1998, the Company obtained over $1.3 billion in new debt through secured and guaranteed credit facilities, with the proceeds used to repay of over $1.6 billion of existing debt.
o On April 15, 1998, the Company's Board of Directors changed the fiscal year from the Friday closest to the end of December to the Friday closest to the end of August, thereby creating a 34-week Transition Period. See Note 1 to the Consolidated Financial Statements.

Due to these substantial differences in the comparability of the Company's historical operating results for fiscal year 1999, the Transition Period and prior fiscal years, management believes that it is meaningful and relevant in understanding the present and ongoing Company operations to compare the Company's pro forma operating results for fiscal years 1999, 1998 and 1997, presented in the "Introduction" section of this report. These pro forma statements were prepared as if the Distribution, Acquisition, Refinancing and the implementation of the various related agreements entered into with Marriott International, Inc. and Sodexho occurred at the beginning of each period. The pro formas exclude, among other items, certain non-recurring costs such as (i) costs of the Distribution of $17 million (net-of-tax) in 1998, (ii) an extraordinary loss related to the early extinguishment of debt of $44 million, after-tax, and (iii) integration and restructuring charges totaling $16 million in 1999 and $31 million for 1998. See Notes 1 through 4 to the Consolidated Financial Statements.

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

In 1999, the Company substantially completed the integration of the number one and number four market leaders in the U.S. food and facilities management services industry. The focus during the year has been setting common goals and the merging of best practices and business strategies. The Company successfully aligned its management team, consolidated its systems and processes for improved operations, and developed integrated business strategies.

The Company is positioned to capitalize on the current trend for outsourcing services. As increasing cost pressures force organizations to focus on their core business, the demand for outsourcing services is growing. The total market is estimated at $113 billion in North America, with 75% of potential food and facilities management outsourcing business still self-operated. The Company is focusing on building the organization where resources are closest to the units, facilitating the local managers ability to adapt to the clients needs. Additionally, the Company wants to focus on the markets and sub-markets that have the most growth potential and that match up well with the Company's core services. During the past year, the Company made significant progress in segmenting all of its markets in terms of size, penetration, needs, growth and profitability. The results of this process provide the basis for choosing the steps the Company will take to strengthen its leadership position and to target specific high potential markets.

An integral part of the Company's business strategy has been the design and implementation of the Company-wide incentive program, which is predominately based on the achievement of predetermined financial targets and operational performance objectives. During the Transition Period, the Board of Directors granted 1.8 million shares in the form of incentive stock options to the managing employees of the Company. These grants have extended further down in the management structure than previous grants issued prior to the Transactions--see Note 9 to Consolidated Financial Statements. In addition, the Company expects to issue approximately 2.5 million new stock option awards in the first half of fiscal year 2000, which are anticipated to include one-time grants for eligible unit general managers of the Company.

In fiscal year 1999, efficiencies in the procurement and distribution processes, when combined with the administrative savings, resulted in an estimated $25 million in aggregate savings for the year. The Company expects that the procurement and distribution process savings will account for approximately two-thirds of the estimated $60 million in annual synergies which the Company expects to realize by the year 2001. While no assurance can be given that this objective will be met, management believes it is attainable as seen in the results for fiscal year 1999. Anticipated incremental synergies generated in fiscal year 2000 are expected to be reinvested during fiscal year 2000. The reinvestments, which are targeted primarily for additional sales and management personnel, have already begun. In addition, the Company has undertaken an information systems strategy study to evaluate the current state of its information systems, and consider information technology options. Among the options under consideration is the adoption of certain elements of the technology platform adopted by Sodexho Alliance. This evaluation will require additional time to study and review alternatives and their impact on capital investments, earnings, shareholder value and the provisions of the Company's debt agreements. Strategic developments in this area are expected to be finalized during Fiscal Year 2000. See Item 7.--Liquidity and Capital Resources.

                              RESULTS OF OPERATIONS

The following discussion presents an analysis of results of operations of the Company for the 53-week period ended September 3, 1999 ("Fiscal Year 1999") as compared with the 34-week period ended August 28, 1998 (the "Transition Period") presented in the Selected Consolidated Financial Highlights above. The discussion below also presents an analysis of fiscal years ended January 2, 1998 (52 weeks) and January 3, 1997 (53 weeks). As detailed above, due to the substantial differences in the comparability of the Company's historical operating results for Fiscal Year 1999, the Transition Period and prior fiscal years, management believes that it is more meaningful and relevant, in understanding the present and ongoing operations of the Company, to review the Company's pro forma operating results for fiscal years 1999, 1998, and 1997, presented in the "Introduction" section of this report.

HISTORICAL 53 WEEKS ENDED SEPTEMBER 3, 1999 COMPARED WITH THE 34 WEEKS ENDED
  AUGUST 28, 1998.

Total sales for Fiscal Year 1999 were $4.5 billion, an increase of $1.7 billion, or 59.2% compared with $2.8 billion for the Transition Period. The significant increase between the periods was due to the 19 additional weeks reported in Fiscal Year 1999, partially offset by the first 12 weeks of the Transition Period including sales from the Marriott Distribution Services ("MDS") and Marriott Senior Living Services ("MSLS") divisions that were distributed to shareholders on March 27, 1998 (as detailed in Notes 1 through 4 to Consolidated Financial Statements). Excluding the MDS and MSLS divisions, total sales increased $2 billion, or 79.6%. Solid sales growth in comparable accounts was partially offset by a lower retention rate for the Transition Period. Retention rates, particularly in the Health Care and Education divisions, improved in Fiscal Year 1999, which will favorably impact fiscal year 2000's sales growth.

Operating profit before corporate items totaled $304 million for Fiscal Year 1999, more than double the $119 million for the 1998 Transition Period. Excluding $2 million and $10 million in integration and restructuring costs in Fiscal Year 1999 and the Transition Period, respectively, operating profit would have totaled $306 million for Fiscal Year 1999 and $129 million for the Transition Period. This increase was the result of the 19 week difference between the periods as well as increased margins, largely due to purchasing and administrative synergies between the periods. These increases were partially offset by challenges in the health care industry, which resulted in charges totaling $3 million to operating profit for Fiscal Year 1999 to record additional bad debt reserves due to three client bankruptcies during the year.

Corporate items totaled $212 million, an increase of $61 million, or 40%, when compared to $151 million for the Transition Period. Excluding integration expenses totaling $14 million for Fiscal Year 1999 and integration and restructuring expenses of $21 million for the Transition Period, adjusted corporate items totaled $198 million and $130 million, an increase of $68 million, or 52%. This increase reflects the over 50% increase in the number of operating weeks between the periods. In addition, the benefits from the elimination of certain positions after the Transactions along with other administrative synergies were more than offset in the current fiscal year by a one-time, $3.4 million pretax charge related to the resignation of the former Chief Executive Officer and $5 million pretax of Year 2000 related costs (see "Year 2000"). Fiscal Year 1999 also included the favorable impact from the sale of the Company's Bright Horizons Family Solutions ("BFAM") investment, resulting in a cumulative pretax gain of $8.3 million, or $4.6 million after-tax ($0.07 per diluted common share).

Excluding the Year 2000 costs, integration expenses and the one-time resignation charge, total operating costs, corporate expenses and amortization of intangible assets represented, in the aggregate, 95.7% of total sales for Fiscal Year 1999 compared with the Transition Period's comparable period ratio of 98.1%. The Company anticipates this margin will continue to improve in the periods ahead, as the Company continues to realize purchasing synergies. Together with the synergies from administrative actions, these savings are anticipated to reach $60 million annually by fiscal year 2001. Synergies from both purchasing and administrative actions are estimated to be $25 million in the current year. Anticipated incremental synergies generated in fiscal year 2000 are expected to be reinvested during fiscal year 2000. The reinvestments, which are targeted primarily for additional sales and management personnel, have already begun. In addition, the Company has undertaken an information systems strategy study to evaluate the current state of its information systems, and consider information technology options. Among the options under consideration is the adoption of certain elements of the technology platform adopted by Sodexho Alliance. This evaluation will require additional time to study and review alternatives and their impact on capital investments, earnings, shareholder value and the provisions of the Company's debt agreements. See "Liquidity and Capital Resources."

HISTORICAL 53 WEEKS ENDED SEPTEMBER 3, 1999 COMPARED WITH THE 34 WEEKS ENDED
  AUGUST 28, 1998, CONTINUED.

Total income from continuing operations before taxes was $108 million, excluding $16 million of integration charges, versus a comparable $1 million loss from continuing operations for the Transition Period. This significant increase was due to the 19 additional weeks of operations in the current year, in addition to increased operating margins as well as administrative and purchasing synergies. The Transition period included Discontinued Operations, net of income taxes, totaling $77 million, reflecting the results of the lodging segment prior to the Transactions. The Transition Period also included a loss from an extraordinary item totaling $44 million, or $0.85 per share, from the redemption and defeasance of debt (see Note 1 to Consolidated Financial Statements).


HISTORICAL 34 WEEKS ENDED AUGUST 28, 1998 COMPARED WITH THE 52 WEEKS ENDED
  JANUARY 2, 1998.

Total sales for the Transition Period were $2.8 billion, a decrease of $2.2 billion, or 43.7% compared with $5.0 billion for Fiscal Year 1997. The significant decrease between the periods was due to the 35% decrease in the number of weeks reported, in addition to the $1.45 billion decrease from the Marriott Distribution Services ("MDS") and Marriott Senior Living Services ("MSLS") divisions that were distributed to shareholders on March 27, 1998 (as detailed in Notes 1 through 3 to Consolidated Financial Statements). Excluding the MDS and MSLS divisions, and with no adjustment for the difference in the number of weeks reported, total sales decreased $750 million, or 23.0%.

Operating profit before corporate items totaled $119 million for the Transition Period, a decrease of $38 million, or 24.2%, compared with the $157 million for Fiscal Year 1997. Excluding $10 million in integration costs in the Transition Period and a $22 million pretax loss from the sale of MMS- UK in Fiscal Year 1997 operating profit would have totaled $129 million for the Transition Period and $179 million for Fiscal Year 1997, a decrease of $50 million, or 27.9%. This decrease was the result of the 18 week difference between the periods and the $14 million decrease in operating profit from the MDS and MSLS divisions, which were partially offset by increased margins between the periods, especially in the Corporate Services division from the continued success of the Crossroads Cuisines marketing strategy.

Corporate items totaled $151 million, a decrease of $21 million, or 12%, when compared to $172 million for Fiscal Year 1997. Excluding integration and restructuring expenses of $21 million for the Transition Period, adjusted corporate items totaled $130 million for the Transition Period, an adjusted decrease of $42 million, or 24%. This decrease reflects the 35% decrease in the number of operating weeks between the periods, though the Transition Period includes the Stub Period expenses of Sodexho North America's operations.

Excluding integration and restructuring expenses, total operating costs, corporate expenses and amortization of intangible assets represented, in the aggregate, 98.1% of total sales for the Transition Period compared with Fiscal Year 1997's comparable period ratio of 98.7%. The Company anticipates this margin will continue to improve in the periods ahead, as the Company continues to realize purchasing synergies. Together with the synergies from administrative actions, these savings are anticipated to reach $60 million annually by fiscal year 2001. Synergies from both purchasing and administrative actions are estimated to be $25 million in the current year. Anticipated incremental synergies generated in fiscal year 2000 are expected to be reinvested during fiscal year 2000. The reinvestments, which are targeted primarily for additional sales and management personnel, have already begun. In addition, the Company is evaluating participation in the development of Sodexho Alliance's information technology platform. This evaluation will require additional time to study and review alternatives and their impact to earnings, shareholder value and the provisions of the Company's debt agreements. See "Liquidity and Capital Resources."

Total loss from continuing operations before taxes was $1 million, excluding $31 million of integration and restructuring charges, for the Transition Period. This compares with income from continuing operations before taxes of $7 million for Fiscal Year 1997, excluding the $22 million pretax loss from the sale of MMS- UK operations. This decrease is the result of the decrease of 18 weeks of operations in the current period, most of which include strong operational weeks for the Education and Schools divisions. The Transition period included Discontinued Operations, net of income taxes, totaling $77 million, reflecting the results of the lodging segment prior to the Transactions. Fiscal Year 1997 included Discontinued Operations, net of income taxes, totaling $335 million, reflecting a full year of the lodging segment. The Transition Period also included a loss from an extraordinary item totaling $44 million, or $0.85 per share, from the redemption and defeasance of debt (see Note 1 to Consolidated Financial Statements).

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

                         LIQUIDITY AND CAPITAL RESOURCES

The Company continues to capitalize on its combined market presence as well as focusing on attracting new accounts and enhancing services to sustain growth. The Company is highly leveraged and anticipates that it would have long-term unsecured debt ratings, if obtained, below investment grade based on its pro forma financial statements. The debt resulting from the Refinancing contains restrictive covenants and requires grants of security and guarantees by subsidiaries of the Company, which limit the Company's ability to incur additional debt and engage in certain other activities. Additionally, these debt covenants limit the Company's ability to pay dividends.

Capital requirements are funded from a combination of existing cash balances and operating cash flow. Additionally, the Company anticipates achieving annual cost savings of approximately $60 million pretax by the end of fiscal year 2001, resulting from purchasing actions and administrative synergies. The anticipated cost savings, which the Company estimates were approximately $25 million in Fiscal Year 1999, will be available to pay down debt and reinvest in the Company to fund activities to enhance its competitive position. Anticipated incremental synergies generated in fiscal year 2000 are expected to be reinvested during fiscal year 2000. These reinvestments, which are targeted primarily for additional sales and management personnel, have already begun. In addition, the Company has undertaken an information systems strategy study to evaluate the current state of its information systems, and consider information technology options. Among the options under consideration is the adoption of certain elements of the technology platform adopted by Sodexho Alliance. This evaluation will require additional time to study and review alternatives and their impact on capital investments, earnings, shareholder value and the provisions of the Company's debt agreements. Strategic developments in this area are expected to be finalized during Fiscal Year 2000. See Item 1.--Integration and Restructuring and Item 7.--Liquidity and Capital Resources. Subject to the foregoing, the Company believes that current cash flow generated from operations and cash balances will be adequate to finance ongoing capital needs, meet debt service requirements and fund the Company's planned growth initiatives.

As of September 3, 1999, the Company had a $235 million revolving credit facility available at an interest rate of 7.55% to provide funds for liquidity, seasonal borrowing needs and other general corporate purposes. At September 3, 1999, $52 million of this facility was outstanding, while an additional $33 million of this revolving credit facility was utilized by letters of credit outstanding, principally related to insurance programs.

Prior to the Transactions, the Company paid regular quarterly dividends. On October 13, 1999, the Board of Directors declared an $0.08 per common share dividend for Fiscal Year 1999, payable on December 10, 1999 to shareholders of record on November 22, 1999. The Company may pay dividends in the future, subject to the restrictive covenants contained in the Company's credit facility agreements and other relevant considerations. In general, the restrictive covenants do not permit the Company to pay dividends to shareholders in an amount greater than 40 percent of the Company's net income, or 45 percent when the ratio of the Company's consolidated debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio ("EBITDA", as defined in the documentation for the credit facility agreements) is less than 4 but not less than 3. This restriction will no longer apply when such ratio is less than 3. The payment and amount of cash dividends on the Company's common stock will be subject to the sole discretion of the Company's Board, which will review the Company's dividend policy at such times as may be deemed appropriate. The Board will continue to closely monitor the results of the Company's operations, capital requirements, and other considerations to determine the extent to which a dividend may be declared in future periods.

The Company is required to make quarterly cash interest payments on its term and guaranteed facilities, as well as scheduled principal repayments on its Senior Secured Credit Facility (as detailed in Note 8 to Consolidated Financial Statements). Annual interest expense was $88 million for the 53-week period ended September 3, 1999 ($87 million on an annualized basis). Principal repayments totaled $70 million in fiscal year 1999; with scheduled repayments of approximately $80 million in 2000; $80 million in 2001; $90 million in 2002; $115 million in 2003 and $65 million in 2004.

On October 7, 1999, Marriott International notified all holders of the LYONs, that Marriott International had elected to redeem all of the LYONs at a price of $619.65 for each $1,000 principal amount at maturity of the LYONs, with a redemption date of November 8, 1999. Conversion is available at any time until the close of business on the redemption date. The maximum amount of funds that the Company would be obligated to pay to Marriott International if all the LYONs were redeemed for cash is approximately $30 million. This amount would be paid to Marriott International in the first quarter of fiscal year 2000--See Note 8 to Consolidated Financial Statements.

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


                                    YEAR 2000

GENERAL. The Company is actively addressing potential issues arising from the historical computer programming practice of using two digits rather than four digits to signify dates (e.g. "00" instead of "2000"). This practice could cause the Company's owned and operated computer-based technology to process dates incorrectly because of an inability to distinguish properly between 1900 and 2000, and could result in computer systems failures or miscalculations. These potential issues are collectively referred to as the Year 2000 issue. The Year 2000 issue could arise at any point in the Company's purchasing, supply, processing, distribution and financial chains. Incomplete or untimely resolution of the Year 2000 issue by the Company, its key suppliers, clients and other parties could have a material adverse effect on the Company's business, results of operations, financial condition and cash flow.

YEAR 2000 READINESS DISCLOSURE. The Company began the process of understanding the Year 2000 issue in 1996. The Company's Board of Directors and senior management are committed to minimizing the impact of the Year 2000 issue on the Company's operations.

The Company established a Year 2000 project (the "Project") to address the Year 2000 issue. The Project's Steering Committee consists of members of the Company's senior management, including representatives from each of the Company's divisions and most corporate functions. This Steering Committee oversees and regularly reviews the status of each of the following areas of concentration for the Project:

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

The Steering Committee is also tasked with estimating and controlling the associated costs of the Project. Additionally, the Company established a Year 2000 Project team, led by an experienced project manager, that is responsible for the day-to-day oversight and coordination of the Company's Year 2000 efforts. The Company's methodology involves eight phases for the Project: (1) awareness, (2) inventory, (3) assessment, (4) remediation, (5) testing and validation, (6) implementation, (7) contingency planning and (8) crisis management/business continuity.

INFORMATION TECHNOLOGY SYSTEMS
The inventory and assessment phases for the IT systems began in 1996. For internally developed mainframe software, the Company not only has completed these two phases, but also has completed testing, third party validation, and implementation of compliant versions of the software.

With respect to other internally developed software, third party software and personal computers, which are used at most of the Company's operating locations to support unit level financial and operating systems, the Company has completed the inventory and assessment of these items. The Company also completed testing and third party validation of its internally developed software and has acquired compliant versions of all of its third party software. The Company is working with clients and other external entities to validate the compliance status of their systems.

The rollout of compliant versions of all software and of personal computers to replace those the Company owns and the removal of non compliant systems are on schedule to be substantially complete by October 31, 1999. Considering the large number and geographic diversity of the Company's operating locations, systems considered most critical to ongoing operations and those that could have a material adverse effect on the Company's business results of operations, financial condition and cash flow are being given the highest priority.

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

Finally, the Company continues to obtain up-to-date compliance information regarding its vendors and suppliers and is monitoring the compliance status of other external systems that support the different facets of its business, such as utilities, government entities and other service providers. These systems are not under the Company's control. At this time, the Company anticipates sporadic outages of limited duration, however the Company believes its contingency plans in place are sufficient to address this degree of potential disruption.

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

To manage potential points of failure, the Company has developed contingency plans designed to mitigate the potential disruptions that may result from the Year 2000 issue. In general, because the Company has had much experience with power outages, equipment failures, etc., in its normal course of business, the Company believes it is prepared for potential Year 2000 disruptions. Contingency plans and associated cost estimates are generally complete, and will be continually refined as additional information becomes available. The Company believes that its business continuity planning should significantly reduce the adverse effects any disruptions may have.

COSTS. The Company had originally estimated that the pretax costs to be borne by it to address the Year 2000 issue would be approximately $5-8 million principally for modification, testing, validation, project management and contingency and business continuity planning. These costs are being expensed as incurred and funded from operating cash flow. Through Fiscal Year 1999, approximately $5.5 million had been incurred and expensed, and the Company now anticipates spending a total of approximately $8 million for this Project. Thus, approximately $2.5 million will be incurred and expensed for this Project in Fiscal Year 2000. The Company does not separately identify certain internal costs incurred for the Project, most of which are related to the Company's internal IT-personnel costs.

The actual costs to be incurred by the Company will depend on a number of factors which cannot be accurately predicted, including the extent and difficulty of the remediation and other work remaining to be done, the clients' expectations of the Company's responsibility to help remediate the clients' facilities systems, the availability and cost of consultants, the extent of testing required to demonstrate Year 2000 compliance, the portion of such costs that may be borne by the Company's clients pursuant to existing contractual agreements and the Company's ability to timely collect all payments due to it under existing contracts and the severity and duration of the impact of Year 2000 on the Company's business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are not materially affected by changes in interest rates, due to the relatively low balances of borrowings at floating interest rates (after adjusting for hedge positions outstanding) as well as notes receivable which earn a variable rate of interest (see Note 8 to the Consolidated Financial Statements). However, changes in interest rates also impact the fair value of the Company's debt, totaling $1.1 billion at September 3, 1999. If interest rates increased by 100 basis points, the fair value of the Company's debt would have decreased by approximately $21 million, while a 100 basis point decrease in rates would have increased the fair value of the Company's debt by approximately $22 million, based on balances at September 3, 1999.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial information is included on the pages indicated:

                                                                      PAGE(S)
                                                                      -------

Management's Report                                                      31
Reports of Independent Public Accountants                             32-33
Consolidated Statement of Income                                         34
Consolidated Balance Sheet                                               35
Consolidated Statement of Cash Flow                                      36
Consolidated Statement of Stockholders' Equity                           37
Notes to Consolidated Financial Statements                            38-58
Supplementary Data                                                       59

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

The financial statements presented herein were prepared on a historical basis for Fiscal Year 1999, the Transition Period of January 3, 1998 to August 28, 1998, and for the calendar years 1997 and 1996, as described in Note 1 to the Consolidated Financial Statements. In addition, pro forma fiscal years 1997 through 1999 are presented in the Introduction section of this report. Management believes that this presentation is the most meaningful to shareholders and other users of these financial statements. The pro forma results were prepared by applying certain pro forma adjustments to the audited historical results of Marriott International, Inc. and the acquired North American operations of Sodexho Alliance, S.A.

The historical consolidated financial statements for Fiscal Year 1999 and for the Transition Period in 1998 have been audited by PricewaterhouseCoopers LLP, independent public accountants. The historical consolidated financial statements for 1997 and 1996 have been audited by Arthur Andersen LLP, independent public accountants. Their reports, included in this report, express an informed judgment as to whether management's historical consolidated financial statements present fairly the Company's financial position and results of operation in conformity with generally accepted accounting principles. The pro forma financial statements included herein do not represent actual historical results of the Company and as such are not audited.

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




/s/ MICHEL LANDEL          /s/ LAWRENCE E. HYATT        /s/ LOTA S. ZOTH

Michel Landel              Lawrence E. Hyatt            Lota S. Zoth
President and              Senior Vice President and    Vice President,
Chief Executive Officer    Chief Financial Officer      Corporate Controller and
                                                        Chief Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and
Shareholders of Sodexho Marriott Services, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and stockholders' equity and of cash flow present fairly, in all material respects, the financial position of Sodexho Marriott Services, Inc. and its subsidiaries at September 3, 1999 and August 28, 1998 and the results of their operations and their cash flow for the fifty-three weeks and thirty-four weeks then ended, respectively, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




/s/ PRICEWATERHOUSECOOPERS LLP


Washington, D.C.
October 8, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Sodexho Marriott Services, Inc.:


We have audited the accompanying consolidated balance sheet of Sodexho Marriott Services, Inc. (formerly "Marriott International, Inc.") as of January 2, 1998, and the related consolidated statements of income, cash flow, and stockholders' equity for each of the two fiscal years in the period ended January 2, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sodexho Marriott Services, Inc. as of January 2, 1998, and the results of its operations and its cash flow for each of the two fiscal years in the period ended January 2, 1998, in conformity with generally accepted accounting principles.




/s/ ARTHUR ANDERSEN LLP



Vienna, VA
February 3, 1998 (except with respect to the matters discussed in Notes
                  2 and 14, as to which the date is October 7, 1998)

                                                    SODEXHO MARRIOTT SERVICES, INC.
                                                   CONSOLIDATED STATEMENT OF INCOME
                     FOR THE FISCAL YEAR ENDED SEPTEMBER 3, 1999, THE THIRTY-FOUR WEEKS ENDED AUGUST 28, 1998 AND
                                       FOR FISCAL YEARS ENDED JANUARY 2, 1998 AND JANUARY 3, 1997
                                               ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                            JANUARY 3 TO
                                                                             AUGUST 28,
                                                           1999                 1998                1997                 1996
                                                    -------------------- ------------------- -------------------- ------------------
                                                        (53 WEEKS)           (34 WEEKS)          (52 WEEKS)           (53 WEEKS)

SALES                                                           $4,502              $2,828               $5,026              $4,318

OPERATING COSTS AND EXPENSES
     Operating expenses                                          4,198               2,709                4,847               4,141
     Loss on sale of MMS- UK operations                              -                   -                   22                   -
                                                    -------------------- ------------------- -------------------- ------------------
                                                                 4,198               2,709                4,869               4,141
                                                    -------------------- ------------------- -------------------- ------------------
OPERATING PROFIT BEFORE
   CORPORATE EXPENSES AND INTEREST                                 304                 119                  157                 177
Corporate expenses, including
   amortization of intangible assets                              (133)                (97)                 (94)                (79)
Interest expense                                                   (88)                (65)                (110)                (85)
Interest income                                                      1                  11                   32                  37
Gain on sale of investment                                           8                   -                    -                   -
                                                    -------------------- ------------------- -------------------- ------------------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS, BEFORE TAXES AND
   EXTRAORDINARY ITEM                                               92                 (32)                 (15)                 50
(Provision) Benefit for Income Taxes from
   Continuing Operations                                           (41)                 13                   15                 (17)
                                                    -------------------- ------------------- -------------------- ------------------
Income (Loss) From Continuing Operations, Before
   Discontinued Operations and Extraordinary Item                   51                 (19)                   -                  33
Discontinued Operations, Net of Income Taxes                         -                  77                  335                 273
                                                    -------------------- ------------------- -------------------- ------------------
Income Before Extraordinary Item                                    51                  58                  335                 306
Loss from Extraordinary Item, Net of Income Taxes                    -                 (44)                   -                   -
                                                    -------------------- ------------------- -------------------- ------------------
NET INCOME                                                      $   51              $   14               $  335              $  306
                                                    ==================== =================== ==================== ==================

BASIC EARNINGS (LOSS) PER SHARE:
   Continuing Operations                                        $ 0.82              $(0.36)              $    -              $ 1.03
   Discontinued Operations                                           -                1.48                10.53                8.56
                                                    -------------------- ------------------- -------------------- ------------------
                                                                  0.82                1.12                10.53                9.59
   Extraordinary Item                                                -               (0.85)                   -                   -
                                                    -------------------- ------------------- -------------------- ------------------
BASIC EARNINGS PER SHARE                                        $ 0.82              $ 0.27               $10.53              $ 9.59
                                                    ==================== =================== ==================== ==================

DILUTED EARNINGS (LOSS) PER SHARE:
   Continuing Operations                                        $ 0.81              $(0.36)              $    -              $ 0.97
   Discontinued Operations                                           -                1.48                10.53                8.08
                                                    -------------------- ------------------- -------------------- ------------------
                                                                  0.81                1.12                10.53                9.05
   Extraordinary Item                                                -               (0.85)                   -                   -
                                                    -------------------- ------------------- -------------------- ------------------
DILUTED EARNINGS PER SHARE                                      $ 0.81              $ 0.27               $10.53              $ 9.05
                                                    ==================== =================== ==================== ==================


                 See Notes to Consolidated Financial Statements.

                                                    SODEXHO MARRIOTT SERVICES, INC.
                                                      CONSOLIDATED BALANCE SHEET
                                        SEPTEMBER 3, 1999, AUGUST 28, 1998 AND JANUARY 2, 1998
                                                            ($ IN MILLIONS)

                                                                  SEPTEMBER 3,       AUGUST 28,         JANUARY 2,
                                                                      1999              1998               1998
                                                                ----------------- ----------------- -------------------

                            ASSETS
Current Assets
     Cash and equivalents                                                $   48            $   79              $  139
     Accounts and notes receivable, net                                     445               374                 487
     Inventories                                                             60                54                 116
     Other                                                                   89                98                  77
     Net current assets from discontinued operations                          -                 -                  95
                                                                ----------------- ----------------- -------------------
             Total current assets                                           642               605                 914
                                                                ----------------- ----------------- -------------------

Property and equipment, net                                                  85                82                 505
Intangible assets, net                                                      535               569                 388
Investments in affiliates                                                     7                 5                 197
Other                                                                        78                80                 198
Net noncurrent assets of discontinued operations                              -                 -               2,807
                                                                ----------------- ----------------- -------------------
                                                                         $1,347            $1,341              $5,009
                                                                ================= ================= ===================

        LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY

Current Liabilities
     Current portion of long-term debt                                   $  133            $   96              $   23
     Accounts payable                                                       238               222                 548
     Accrued payroll and benefits                                           327               301                 358
     Other current liabilities                                               20                27                 220
     Payable to affiliates for excess net tangible assets                     -                49                   -
                                                                ----------------- ----------------- -------------------
             Total current liabilities                                      718               695               1,149
                                                                ----------------- ----------------- -------------------

Long-term debt                                                              980             1,062               1,519
Other long-term liabilities                                                 113               110                 568
Convertible subordinated debt                                                30                29                 310

Commitments and Contingencies (Note 11)

Stockholders' (deficit)/equity
     Preferred stock, no par value, 1 million shares
       Authorized; no shares issued                                           -                 -                   -
     Common stock, $1 par value; 300 million,
       75 million and 75 million authorized; 62.3 million,
       61.9 million and 31.5 million shares issued
       and outstanding                                                       62                62                  32
     Additional paid-in capital                                           1,326             1,322                 805
     (Accumulated deficit)/Retained earnings                             (1,884)           (1,946)                822
     Accumulated other comprehensive income (expense)                         2                 7                 (12)
     Treasury stock, at cost                                                  -                 -                (184)
                                                                ----------------- ----------------- -------------------
        Total stockholders' (deficit)/equity                               (494)             (555)              1,463
                                                                ----------------- ----------------- -------------------
        Total liabilities and stockholders' (deficit)/equity             $1,347            $1,341              $5,009
                                                                ================= ================= ===================


                 See Notes to Consolidated Financial Statements.

                                                    SODEXHO MARRIOTT SERVICES, INC.
                                                  CONSOLIDATED STATEMENT OF CASH FLOW
                                 FOR FISCAL YEAR 1999, THE THIRTY-FOUR WEEKS ENDED AUGUST 28, 1998 AND
                                        FISCAL YEARS ENDED JANUARY 2, 1998 AND JANUARY 3, 1997
                                                            ($ IN MILLIONS)

                                                                               JANUARY 3 TO
                                                                                AUGUST 28,
                                                                1999               1998                1997               1996
                                                         ------------------ ------------------ ------------------- -----------------
                                                             (53 WEEKS)         (34 WEEKS)          (52 WEEKS)         (53 WEEKS)
CASH PROVIDED BY OPERATING ACTIVITIES
-------------------------------------
Net income                                                     $       51           $     14             $   335            $   306
Adjust to reconcile net income to cash and equivalents:
   Income from discontinued operations                                  -                (77)               (335)              (273)
   Extraordinary item - extinguishment of debt                          -                 44                   -                  -
   Gain on sale of investment                                          (8)                 -                   -                  -
   Depreciation and amortization expense                               85                 57                  99                101
   (Benefit) provision for deferred taxes                              (5)                 6                  (2)                (2)
   Changes in working capital                                         (18)               128                  67                 57
   Changes in discontinued operations                                   -                131                 271                397
   Other                                                                -                 (2)                142                  6
                                                         ------------------ ------------------ ------------------- -----------------
NET CASH PROVIDED BY CONTINUING
  OPERATING ACTIVITIES                                                105                301                 577                592
                                                         ------------------ ------------------ ------------------- -----------------

CASH FLOW FROM INVESTING ACTIVITIES
-----------------------------------
Capital expenditures                                                  (72)               (86)               (282)              (170)
Net cash - acquisitions                                                 -                 24                   -               (331)
Dispositions                                                           26                 29                 441                 60
Net decrease in loans to affiliates                                     -                  -                   4                 44
Cash from distributed operations                                        -               (305)                  -                  -
Net investment in discontinued operations                               -               (113)             (1,118)               (99)
Other                                                                 (50)              (160)                (86)               (53)
                                                         ------------------ ------------------ ------------------- -----------------
NET CASH USED IN INVESTING ACTIVITIES                                 (96)              (611)             (1,041)              (549)
                                                         ------------------ ------------------ ------------------- -----------------

CASH FLOW FROM FINANCING ACTIVITIES
-----------------------------------
Proceeds from the issuance of long-term debt                            -              1,820                 687                  -
Repayments of long-term debt                                          (70)            (1,900)                (18)              (137)
Proceeds from issuance of convertible subordinated debt                 -                  -                   -                288
Proceeds from issuance of common stock for Acquisition                  -                304                   -                  -
Common stock issued - ESOP & other                                      4                 72                  40                 43
Purchases of treasury stock                                             -                (35)               (191)              (158)
Dividends paid - common                                                 -                (11)                (43)               (40)
Other                                                                  26                  -                   -                  -
                                                         ------------------ ------------------ ------------------- -----------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                   (40)               250                 475                 (4)
                                                         ------------------ ------------------ ------------------- -----------------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                $      (31)          $    (60)            $    11            $    39

CASH & CASH EQUIVALENTS BEGINNING OF PERIOD                            79                139                 128                 89
                                                         ------------------ ------------------ ------------------- -----------------

CASH & CASH EQUIVALENTS END OF PERIOD                          $       48           $     79             $   139            $   128
                                                         ================== ================== =================== =================

SUPPLEMENTAL:
   Interest paid - continuing operations                       $       87           $     64             $    96            $    57
   Income tax payments - continuing operations                         37                 23                  19                 35

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock for Acquisition                    $        -           $    275             $     -            $     -


                 See Notes to Consolidated Financial Statements.

                                                    SODEXHO MARRIOTT SERVICES, INC.
                                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           FOR THE YEAR ENDED SEPTEMBER 3, 1999, THIRTY-FOUR WEEKS ENDED AUGUST 28, 1998 AND
                                        FISCAL YEARS ENDED JANUARY 2, 1998 AND JANUARY 3, 1997
                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                                ACCUMULATED
                                                                              (ACCUMULATED         OTHER
    COMMON                                                     ADDITIONAL      DEFICIT)/       COMPREHENSIVE    TREASURY
    SHARES                                          COMMON      PAID-IN         RETAINED          INCOME         STOCK,
  OUTSTANDING                                       STOCK       CAPITAL         EARNINGS         (EXPENSE)       AT COST     TOTAL
---------------- ------------------------------- ----------- ------------- ----------------- ---------------- ------------ ---------

          31.4   Balance, December 29, 1995            $32        $  716           $   395              $(2)       $ (87)   $ 1,054

             -   Net income                              -             -               306                -            -        306
             -   Foreign exchange translation            -             -                 -                1            -          1
                                                 ----------- ------------- ----------------- ---------------- ------------ ---------
             -   TOTAL COMPREHENSIVE INCOME              -             -               306                1            -        307
                                                 ----------- ------------- ----------------- ---------------- ------------ ---------
                 Employee stock plan
           0.9     issuance and other                    -            35               (32)               -          100        103
             -   Dividends ($1.28 per share)             -             -               (41)               -            -        (41)
          (0.8)  Purchases of treasury stock             -             -                 -                -         (163)      (163)
---------------- ------------------------------- ----------- ------------- ----------------- ---------------- ------------ ---------
          31.5   Balance, January 3, 1997               32           751               628               (1)        (150)     1,260

             -   Net income                              -             -               335                -            -        335
             -   Unrealized gain on securities           -             -                 -                5            -          5
             -   Foreign exchange translation            -             -                 -              (16)           -        (16)
                                                 ----------- ------------- ----------------- ---------------- ------------ ---------
             -   TOTAL COMPREHENSIVE INCOME              -             -               335              (11)           -        324
                                                 ----------- ------------- ----------------- ---------------- ------------ ---------
                 Employee stock plan
           0.8     issuance and other                    -            54               (97)               -          173        130
             -   Dividends ($1.40 per share)             -             -               (44)               -            -        (44)
          (0.8)  Purchases of treasury stock             -             -                 -                -         (207)      (207)
---------------- ------------------------------- ----------- ------------- ----------------- ---------------- ------------ ---------
          31.5   Balance, January 2, 1998               32           805               822              (12)        (184)     1,463

             -   Net income                              -             -                14                -            -         14
             -   Unrealized gain on securities           -             -                 -                1            -          1
             -   Foreign exchange translation            -             -                 -               (6)           -         (6)
                                                 ----------- ------------- ----------------- ---------------- ------------ ---------
             -   TOTAL COMPREHENSIVE INCOME              -             -                14               (5)           -          9
                                                 ----------- ------------- ----------------- ---------------- ------------ ---------
             -   Distribution to shareholders            -             -            (2,715)              24            -     (2,691)
                 Shares issued to Sodexho--
          29.9     related to the Acquisition           30           549                 -                -            -        579
                 Employee stock plan
           0.6     issuance and other                    -           (32)              (56)               -          160         72
             -   Dividends ($0.36 per share)             -             -               (11)               -            -        (11)
          (0.1)  Purchases of treasury stock             -             -                 -                -          (35)       (35)
             -   Cancellation of treasury stock          -             -                 -                -           59         59
---------------- ------------------------------- ----------- ------------- ----------------- ---------------- ------------ ---------
          61.9   Balance, August 28, 1998               62         1,322            (1,946)               7            -       (555)

             -   Net income                              -             -                51                -            -         51
                 Reclassification of gain
             -     realized in net income, net           -             -                 -               (5)           -         (5)
             -   Foreign exchange translation            -             -                 -                1            -          1
             -   Other                                   -             -                 -               (1)           -         (1)
                                                 ----------- ------------- ----------------- ---------------- ------------ ---------
             -   TOTAL COMPREHENSIVE INCOME              -             -                51               (5)           -         46
                                                 ----------- ------------- ----------------- ---------------- ------------ ---------
                 Adjustment of distribution to
             -     shareholders                          -             -                11                -            -         11
                 Employee stock plan
           0.4     issuance and other                    -             4                 -                -            -          4
---------------- ------------------------------- ----------- ------------- ----------------- ---------------- ------------ ---------

          62.3   Balance, September 3, 1999            $62        $1,326           $(1,884)             $ 2        $   -    $  (494)
================ =============================== =========== ============= ================= ================ ============ =========

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

For the purposes of governing certain of the ongoing relationships between MI and the Company after the Distribution and to provide for an orderly transition, MI and the Company entered into various agreements including the Employee Benefits and Other Employment Matters Allocation Agreement, Liquid Yield Option(TM) Notes (LYONs) Allocation Agreement (see Note 8), Tax Sharing Agreement, Trademark and Trade Name License Agreement, Noncompetition Agreement, Employee Benefit Services Agreement, Procurement Services Agreement, Distribution Services Agreement and other transitional services agreements. Effective March 27, 1998, these agreements provided, among other things, that MI assumed administration of certain of the Company's employee benefit plans and insurance programs as well as succeed to the Company's liability to LYONs holders under the LYONs Indenture, a portion of which was assumed by the Company. In connection with the Distribution, on October 31, 1997, the Company sold the MMS- UK operations to Sodexho for $50 million in cash. The sale resulted in a pretax loss of $22 million ($14 million after tax, or $0.40 per share) for the year ended January 2, 1998.

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

FISCAL YEAR

On April 15, 1998, the Company's Board of Directors approved a change in the Company's fiscal year from the Friday closest to the end of December to the Friday closest to the end of August, effective immediately. This change resulted in a 34-week transition period (the "Transition Period") from the end of fiscal 1997 to the end of the new fiscal year on August 28, 1998. The new fiscal 1999 year had 53 weeks and ended on September 3, 1999.

Prior to the 1998 Transition Period, the Company's fiscal year ended on the Friday nearest to December 31. The 1997 fiscal year included 52 weeks and ended on January 2, 1998 ("Fiscal 1997" or "1997"). The 1996 fiscal year included 53 weeks and ended on January 3, 1997 ("Fiscal 1996" or "1996").

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

The allowance for doubtful accounts for continuing operations was $21 million, $17 million, and $12 million as of September 3, 1999, August 28, 1998, and January 2, 1998, respectively. Concentration of credit risk within accounts receivable is limited because a large number of customers make up the Company's customer base, thus spreading risk associated with trade credit. In addition, the Company closely monitors its accounts receivable. The Company generally does not require collateral and maintains reserves for potential uncollectible amounts, which, in the aggregate, have not exceeded management's expectations.

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

INTEREST-RATE AGREEMENTS

The Company's policies prohibit the use of derivative instruments for trading purposes and procedures are in place to monitor and control their use. The use of derivative instruments is limited to interest-rate agreements for the purpose of reducing the variability of the Company's debt costs. The majority of these agreements were entered into in conjunction with the issuance of the debt they were intended to modify.

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

EXTRAORDINARY ITEM

On March 27, 1998, the Company recognized an extraordinary charge of $71 million ($44 million after the related income tax benefit of $27 million) in connection with the redemption and defeasance of the Secured Debt. This loss was comprised of premiums totaling $67 million paid for the redemptions and $4 million of financing costs.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents. The Company uses drafts in its cash management system. At September 3, 1999, the Company had $83 million of outstanding drafts included in accounts payable, compared with outstanding draft totals of $34 million and $193 million at August 28, 1998 and January 2, 1998, respectively.

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

INTANGIBLE ASSETS

Intangible assets consist of goodwill and customer relationships. Intangible assets are amortized on a straight-line basis over periods generally ranging from 30 to 40 years for goodwill and 10 to 20 years for customer relationships. Amortization expense for continuing operations totaled $38 million in fiscal year 1999, $26 million for the Transition Period ended August 28, 1998, $25 million in fiscal year 1997, and $26 million in fiscal year 1996. Amortization expense for discontinued operations totaled $8 million for the Transition Period ended August 28, 1998, $42 million in fiscal year 1997 and $8 million in fiscal year 1996.

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

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INSURANCE

Except for the period of October 1, 1997 to March 27, 1998, the Company is partially self-insured for certain levels of workers' compensation, general liability, employment practices and employee medical coverage. Self-insurance levels are the result of the Company using certain insurance programs that include higher deductibles for the Company, resulting in the Company being "self-insured" for claims below the deductible levels. Estimated costs for these self-insurance programs are accrued at the present value (discounted at a rate of 5% at fiscal year end 1999) of projected settlements for known and anticipated claims. Self-insurance liabilities of the Company amounted to $89 million at September 3, 1999 and $87 million at August 28, 1998. The Company was fully insured for most claims occurring during the period of October 1, 1997 to March 27, 1998, as the Company placed certain insurance programs with third-party providers during the period.

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

Total accumulated other comprehensive income included $3.1 million of gross foreign exchange translations gains, net of taxes totaling $1.4 million, at September 3, 1999. At August 28, 1998, total accumulated other comprehensive income was comprised of $10.1 million of gross unrealized securities gain adjustments under SFAS No. 115, net of taxes totaling $4.0 million and gross foreign exchange translation gains totaling $1.1 million, net of taxes totaling $0.4 million. At January 2, 1998, total accumulated other comprehensive income was comprised of $28.2 million of gross unrealized securities loss adjustments, net of taxes totaling $11.0 million, partially offset by gross foreign exchange translation gains totaling $8.9 million, net of taxes totaling $3.5 million.

During fiscal year 1999, total comprehensive income was comprised of $51 million in net income and $1.9 million of gross foreign exchange translation gains, net of taxes totaling $0.9 million, partially offset by the reclassification of the realized gain on the sale of investment totaling $8.3 million pretax, net of taxes totaling $3.7 million. Total comprehensive income for the 34 weeks ended August 28, 1998, included $14 million in net income and $1.2 million in gross securities gain adjustments, net of taxes totaling $0.5 million, partially offset by $10.7 million of gross foreign exchange translation losses, net of taxes totaling $4.3 million. For fiscal 1997, total comprehensive income was comprised of $335 million in net income and $8.9 million of gross securities gain adjustments, net of taxes totaling $3.5 million, partially offset by $26.6 million of gross foreign exchange translation losses, net of taxes totaling $10.4 million.

SEGMENT REPORTING

In June 1997, SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information" was issued requiring the reporting of selected segmented information in quarterly and annual reports. Information from operating segments is derived from methods used by the Company's management to allocate resources and measure performance. The Company is required to disclose profit/loss, revenues and assets for each segment identified, including reconciliations of these items to consolidated totals. The Company is also required to disclose the basis for identifying the segments and the types of products and services within each segment. SFAS No. 131 was effective for the Company for the Transition Period ended August 28, 1998 (see Note 14), and quarterly in fiscal 1999, including the restatement of prior periods reported consistent with this pronouncement, if practicable.

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

Discontinued Operations, Net of Income Taxes, is comprised of the following:

                                                            34 WEEKS ENDED
                                                            AUGUST 28, 1998          1997                1996
                                                           ------------------- ------------------ -------------------
                                                                   ($ in millions, except per share amounts)

Sales                                                                 $1,774             $7,008              $5,854

Income Before Income Taxes                                            $  158             $  569              $  452
Income Taxes                                                             (64)              (234)               (179)
                                                           ------------------- ------------------ -------------------
Income -Discontinued Operations                                       $   94             $  335              $  273

Costs Associated with Effecting the Distribution                      $  (28)            $    -              $    -
Income Taxes                                                              11                  -                   -
                                                           ------------------- ------------------ -------------------
Net Costs Associated with Effecting the Distribution                  $  (17)            $    -              $    -
                                                           ------------------- ------------------ -------------------
Discontinued Operations, Net of Income Taxes                          $   77             $  335              $  273
                                                           =================== ================== ===================

Basic Earnings Per Share                                              $ 1.48             $10.53              $ 8.56
Diluted Earnings Per Share                                            $ 1.48             $10.53              $ 8.08

Results of discontinued operations in 1998 include a pretax charge of $28 million relating to the Distribution detailed above, and was comprised of legal, administrative and accounting costs to consummate the Distribution. Net identifiable assets of the Lodging segment totaled $2.90 billion and $1.62 billion as of the end of fiscal years ended 1997 and 1996, respectively (see
Note 14).

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(3)  ACQUISITION

On March 27, 1998, Sodexho transferred to the Company the operations of Sodexho North America having a fair market value of $278 million, combined with a cash payment of $304 million, in exchange for 29.9 million shares of the Company's common stock, after giving effect to the one-for-four reverse stock split (see Notes 1 through 4). The purchase price included approximately $3 million in transaction costs. As a result of the issuance of new shares to the Company's common stock to Sodexho in connection with the Acquisition, the shareholders who owned 100% of the Company immediately prior to the Distribution owned approximately 51% immediately thereafter.

The Acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the fair market value of assets acquired and liabilities assumed as follows:

                                                                                        ($ in millions)
                                                                                        -----------------
                   Current assets                                                                 $ 142
                   Other assets                                                                      56
                   Customer relationships                                                           122
                   Current liabilities                                                             (137)
                   Payable to Sodexho for excess net tangible assets                                (17)
                   Other liabilities                                                                (46)
                   Debt                                                                             (73)
                   Deferred taxes, net                                                               (8)
                   Goodwill                                                                         239
                                                                                        -----------------

                             Subtotal                                                               278
                   Cash contributed to the Company                                                  304
                                                                                        -----------------

                             Total purchase price                                                 $ 582
                                                                                        =================

Pro forma results of the Company, assuming the Acquisition had been made at the beginning of the periods presented are shown below:

PRO FORMA UNAUDITED RESULTS OF OPERATIONS
($ in millions, except per share amounts)

                                                                            34 WEEKS ENDED       52 WEEKS ENDED
                                                                            AUGUST 28, 1998      JANUARY 2, 1998
                                                                          -------------------- --------------------
                                                                          ($ in millions, except per share amounts)

        SALES                                                                         $2,716               $4,163

        OPERATING COSTS AND EXPENSES                                                   2,574                3,908
                                                                          -------------------- --------------------
        OPERATING PROFIT BEFORE CORPORATE ITEMS                                          142                  255
        Corporate expenses and amortization of intangible assets                         (68)                (116)
        Interest expense, net                                                            (57)                 (87)
                                                                          -------------------- --------------------

        INCOME BEFORE INCOME TAXES                                                        17                   52
        Provision for income taxes                                                        (8)                 (25)
                                                                          -------------------- --------------------
        PRO FORMA NET INCOME                                                          $    9               $   27
                                                                          ==================== ====================

        PRO FORMA EARNINGS PER SHARE:
            BASIC                                                                     $ 0.14               $ 0.43
                                                                          ==================== ====================
            DILUTED                                                                   $ 0.14               $ 0.43
                                                                          ==================== ====================

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

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(3)  ACQUISITION, CONTINUED

For the 52 weeks ended January 2, 1998, the loss from the sale and operations of the MMS- UK operations sold to Sodexho in October 1997 have been excluded from the results presented. Pro forma interest expense, net, represents the estimated costs as if the Refinancing and the interest-rate agreements had been in place on the first day of both periods presented. An effective income tax rate of 48% and 49% were used for current and prior period, respectively. Pro forma results do not include the extraordinary item related to the Refinancing. Pro forma basic earnings per share were calculated on a share base of 61.9 million for both periods presented, which represents the number of shares outstanding on August 28, 1998. Pro forma diluted earnings per share were calculated on a share base of 62.6 million for both periods presented. The dilutive shares are due to stock option plans, deferred stock incentive plans, and convertible debt outstanding.


(4)  INTEGRATION AND RESTRUCTURING

Integration and restructuring actions taken in fiscal year 1999 and the Transition Period ended August 28, 1998 reflect the undertaking by the Company to integrate and realign resources for more effective and efficient execution of operating strategies. Integration costs totaled $16 million during fiscal year 1999 and $24 million during the Transition Period. The integration costs include, among other items, training and relocating of former MMS employees, incremental overhead during the integration phase, systems modifications, and other one-time costs.

Restructuring costs represent employee termination benefits, office closure expenditures, and other costs related to a restructuring plan initiated from the Transactions. The acquisition reserve, which totaled $8 million at September 3, 1999, generally represents the estimated cost of termination benefits for approximately 350 former Sodexho North America employees as well as the estimated cost for the closure of certain Sodexho North America offices.

Acquisition reserve activity, reflecting certain adjustments made to the preliminary allocation of the purchase price to the fair market value of assets acquired (see Note 3), is detailed below:

                                         BALANCE AS OF                                                 BALANCE AS OF
                                        AUGUST 28, 1998         ADJUSTMENTS         PAYMENTS         SEPTEMBER 3, 1999
                                      -------------------- -- ----------------- - ------------- -- ----------------------
                                                                       ($ in millions)

Employee Terminations                               $10.3               $ 0.3          $ (8.2)                      $2.4
Relocation of Sodexho Facilities                      2.6                (0.8)           (1.1)                       0.7
Closures                                              3.1                 1.2            (2.4)                       1.9
Other Restructuring                                   1.3                 1.3              --                        2.6
                                      --------------------    -----------------   -------------    ----------------------
Total                                               $17.3               $ 2.0          $(11.7)                      $7.6
                                      ====================    =================   =============    ======================

In addition, integration expenses recorded in the Consolidated Statement of Income during fiscal year 1999 and the Transition Period are detailed below. No restructuring expenses were recorded in the Consolidated Statement of Income during fiscal year 1999.

                                                            FISCAL YEAR              34 WEEKS ENDED
                                                               1999                 AUGUST 28, 1998
                                                       ----------------------     ---------------------
                                                                       ($ in millions)
Integration:
   Duplicate Overhead                                                 $ 7.2                     $ 9.4
   MMS Relocation                                                       0.3                       1.7
   Training Systems                                                     1.1                       1.3
   Other                                                                7.0                      12.0
Restructuring:
   Employee Terminations                                                 --                       2.2
   Closures                                                              --                       2.1
   Other                                                                 --                       2.4
                                                       ----------------------     ---------------------
Total                                                                 $15.6                     $31.1
                                                       ======================     =====================

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

TRADEMARK LICENSE AGREEMENT. As part of the contribution of assets to MI, the Company transferred and assigned to MI all of the Company's right, title and interest in certain trademarks, including the trademarks "Marriott," "Courtyard," "Residence Inns by Marriott" and "Fairfield Inns by Marriott." Pursuant to the terms of the agreement MI generally granted to the Company a limited nonexclusive right to use the "Marriott" name solely in connection with the Company's business as defined in the agreement. For four years after March 27, 1998, the Company is permitted to use the "Marriott" name as part of its corporate name and the names of its principal business divisions. During the term of the license, the Company pays MI a license fee of $1 million per year, payable quarterly in advance. MI may terminate the Trademark License Agreement prior to the expiration of its term under certain conditions. In addition, the Company may terminate this agreement upon 180 days' prior written notice to MI.

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

LYONS ALLOCATION AGREEMENT AND SUPPLEMENTAL INDENTURE. The Company had issued $540 million face amount of Liquid Yield Option(TM) Notes ("LYONs"), with an accreted value as of January 2, 1998 of approximately $310 million. Pursuant to the LYONs Allocation Agreement and a supplemental indenture to the LYONs Indenture, MI assumed responsibility for all of the debt obligations evidenced by the LYONs by becoming a successor to the Company in accordance with the terms of the LYONs Indenture. The Company assumed responsibility for a portion of the LYONs equal to its pro rata share based on the relative equity values of the Company and MI, although MI will remain liable for any payments that the Company fails to make on its allocable portion. Subsequent to the end of fiscal year 1999, on October 7, 1999, Marriott International notified all holders of the LYONs, that Marriott International had elected to redeem all of the LYONs at a price of $619.65 for each $1,000 principal amount at maturity of the LYONs, with a redemption date of November 8, 1999--See Note 8.

ADDITIONAL AGREEMENTS BETWEEN THE COMPANY AND MI. In connection with the Distribution agreement, the Company and MI (or a subsidiary of MI) have entered into a number of additional agreements providing for the delivery of certain transitional and other services between the companies. The terms and conditions of these agreements were negotiated by the parties bargaining at arm's length. Absent the Transactions, the Company believes that it may have been able to negotiate more favorable terms with outside parties on certain of these agreements. However, the Company further believes the terms of these agreements are within the range of the prevailing markets for such services.

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

Billings from MI to the Company and from the Company to MI associated with the performance of these agreements (excluding pass-through product costs) were approximately $65 million and approximately $4 million, respectively, for fiscal year 1999. Billings from MI for the 1998 22-week Stub Period totaled approximately $25 million, with total billings to MI of $2 million during the same period.

As part of the Transactions, the Company entered into an agreement with MI that established a reasonable amount of adjusted net tangible assets (as defined in the agreement) for the operations that were not part of the Distribution immediately prior to the consummation of the Transactions. This agreement provided that the Company would pay MI the amount by which the adjusted net tangible assets total is greater than $103 million, estimated at March 27, 1998 to be $29 million payable to MI. This amount was arbitrated and paid in fiscal year 1999 for a reduced amount totaling $19 million, mostly the result of adjustments related to deferred taxes.

RELATIONSHIP WITH SODEXHO ALLIANCE, S.A. ("SODEXHO")

ROYALTY AGREEMENT AND ASSISTANCE AGREEMENT. The Company and Sodexho entered into a Royalty Agreement and an Assistance Agreement effective March 27, 1998. Pursuant to these agreements, the Company has the right to use the name "Sodexho" in connection with its operations in the United States and Canada for a period of 10 years, for a royalty payment equal to 0.05% of the annual gross revenues of the Company during the first three years of the Royalty Agreement. Thereafter, Sodexho and the Company will negotiate in good faith to determine the royalty fee, based on fair market value. The Royalty Agreement may be terminated by the Company at any time after Sodexho owns less than 10% of the outstanding Common Stock of the Company. Sodexho may terminate the Royalty Agreement prior to the expiration of its term under certain circumstances. Payments made to Sodexho under this agreement in Fiscal Year 1999 totaled $2.25 million.

The Assistance Agreement sets forth certain services provided by Sodexho to the Company, including services related to purchasing activities, catering and site support services, marketing, management and administration, legal and financial matters, human relations, communications and cash management. In exchange for these services, the Company pays to Sodexho a fee equal to a percentage of the annual gross revenues of the Company and its subsidiaries. Pursuant to the terms of the Assistance Agreement, no fee was owed during the 22-week Stub Period ended August 31, 1998. Payments from the Company to Sodexho associated with the performance of services was approximately $2.25 million for fiscal year 1999. Payments made to Sodexho for the 1998 22-week Stub Period totaled approximately $1 million. Payments in fiscal year 2000 are expected to increase to approximately $5 million under this agreement.

OTHER ARRANGEMENTS. Sodexho has agreed to guarantee the following: (i) the payment when due of certain deferred compensation amounts payable by the Company to the Company's employees, (ii) the obligations of the Company under the LYONs allocation agreement and the LYONs indenture, (iii) obligations with respect to certain insurance costs that are set forth in the Distribution agreement, and
(iv) Senior Credit Guarantee Facility (see Note 8) where Sodexho has guaranteed the Company's obligation under a $620 million credit facility in exchange for a guarantee fee equal to 0.50% per annum of the outstanding principal amount of indebtedness. In addition, the Company and Sodexho entered into a stockholder agreement covering certain corporate governance matters and that grants Sodexho certain registration rights with respect to stock of the Company held by Sodexho as well as certain rights to nominate members of the Company's Board of Directors.

As part of the Acquisition, the Company entered into an agreement with Sodexho that established a reasonable amount of adjusted net tangible assets (as defined in the agreement) of the acquired operations immediately prior to the consummation of the Acquisition. This agreement provided that the Company would pay Sodexho the amount by which the adjusted net tangible assets total is less than a negative $35 million, estimated on March 27, 1998 to be $20 million payable to Sodexho. As a result of negotiations between Sodexho and the Company, this amount was paid in fiscal year 1999 for a reduced amount totaling $17 million.

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(6)  PROPERTY AND EQUIPMENT

                                                             1999               AUGUST 28, 1998              1997
                                                       ------------------      ------------------      ------------------
                                                                                ($ in millions)
Land                                                               $  1                    $  9                    $ 89
Buildings and leasehold improvements                                 14                      20                     242
Furniture and equipment                                             233                     217                     303
Construction in progress                                              9                       3                     129
                                                       ------------------      ------------------      ------------------
                                                                    257                     249                     763
Accumulated depreciation and amortization                          (172)                   (167)                   (258)
                                                       ------------------      ------------------      ------------------
                                                                   $ 85                    $ 82                    $505
                                                       ==================      ==================      ==================

Property and equipment is recorded at cost, including interest, rent and real estate taxes incurred during development and construction. Interest capitalized for continuing operations was not material for all periods presented. Interest capitalized for discontinued operations totaled $16 million in 1997 and $9 million in 1996. Replacements and improvements that extend the useful life of property and equipment are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the asset life or lease term. As a result of the Distribution, approximately $1.09 billion of the Company's property and equipment was restated as Discontinued Operations as of the fiscal year ended 1997 (see Notes 1 and 2).


(7)  INTANGIBLE ASSETS

                                                             1999               AUGUST 28, 1998              1997
                                                       ------------------      ------------------      ------------------
                                                                                ($ in millions)
Customer relationships                                             $461                    $477                    $389
Goodwill                                                            375                     413                     269
Other                                                                23                      24                      10
                                                       ------------------      ------------------      ------------------
                                                                    859                     914                     668
Accumulated amortization                                           (324)                   (345)                   (280)
                                                       ------------------      ------------------      ------------------
                                                                   $535                    $569                    $388
                                                       ==================      ==================      ==================

Amortization expense for continuing operations totaled $38 million for fiscal year 1999, $26 million for the 34 weeks ended August 28, 1998, $25 million in 1997 and $26 million in 1996. As a result of the Distribution, approximately $1.29 billion of the Company's intangible assets were restated as Discontinued Operations as of the fiscal year ended 1997 (see Notes 1 and 2). Amortization expense for discontinued operations totaled $8 million for the 34 weeks ended August 28, 1998, $42 million in 1997 and $8 million in 1996.

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(8)  DEBT

                                                      SEPTEMBER 3, 1999      AUGUST 28, 1998       JANUARY 2, 1998
                                                    --------------------- --------------------- ---------------------
                                                                            ($ in millions)
SHORT-TERM DEBT:

Current Portion of Long-Term Debt                                $   80                $   70                $   23
Senior Secured Revolving Credit Facility                             52                    25                     -
Other                                                                 1                     1                     -
                                                    --------------------- --------------------- ---------------------
         Total                                                   $  133                $   96                $   23
                                                    ===================== ===================== =====================

LONG-TERM DEBT:

Senior Secured Credit Facility, maturing 2004
   averaging 7.13% in 1999                                       $  430                $  500                $    -
Senior Guaranteed Credit Facility, due 2005
   averaging 6.92% in 1999                                          620                   620                     -
Unsecured debt:
   Senior Debt, maturing through 2009
      averaging 7.07% in 1999                                         6                     6                   725
   Commercial Paper, 5.82% in 1997                                    -                     -                   692
   Endowment Deposits (non-interest bearing)                          -                     -                    91
   Other                                                              1                     2                    24
Capital Lease Obligations                                             3                     4                    10
                                                    --------------------- --------------------- ---------------------
         Total                                                   $1,060                $1,132                $1,542
Amount Reclassified to Short-Term Debt                              (80)                  (70)                  (23)
                                                    --------------------- --------------------- ---------------------
                                                                 $  980                $1,062                $1,519
                                                    ===================== ===================== =====================

Senior Secured Credit Facility-- the senior secured credit facility consists of $235 million of revolving credit and an additional $500 million, six-year term loan facility. Interest is based on a bank prime rate, an amount over the Federal funds rate, or an amount over the London interbank offered rate for Eurodollar deposits ("LIBOR"), payable in arrears quarterly. At September 3, 1999, the Company is paying a rate of 6.80% on the term loan facility, adjusted for fee amortization and hedging costs. The senior secured credit facility is secured predominantly by inventory and accounts receivable of the Company. Up to $100 million of the $235 million revolving credit may be used to collateralize letters of credit, which totaled $33 million at September 3, 1999 and $26 million at August 28, 1998. At September 3, 1999, $150 million of this facility was not used and was available to the Company, compared with $184 million at August 28, 1998.

Senior Guaranteed Credit Facility-- the senior guaranteed credit facility consists of a $620 million seven-year term loan. Interest is based on a bank prime rate, an amount over the Federal funds rate, or an amount over LIBOR, payable in arrears quarterly. At September 3, 1999, the Company is paying a rate of 6.85% on this facility, adjusted for fee amortization and hedging costs and including an annual guarantee fee of 0.5% ($3 million pretax) paid to Sodexho for this facility (see Note 5).

Debt totaling $17 million was presented as Discontinued Operations at January 2, 1998 (see Notes 1 and 2).

Aggregate debt maturities, excluding capital lease obligations, are: 2000 - $80 million; 2001 - $80 million; 2002 - $90 million; 2003 - $115 million and $692 million thereafter.

The Company's debt agreements require the maintenance of certain financial ratios and stockholders' equity balances, and also include, among other things, limitations on additional indebtedness, certain acquisitions, dividend payments, pledging of assets, and other restrictions on operations related to cash flow. The Company met the financial covenants of the debt agreements as of September 3, 1999 and the year then ended, as well as August 28, 1998 and for the 22 weeks then ended.

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(8)  DEBT, CONTINUED

CONVERTIBLE SUBORDINATED DEBT

On March 25, 1996, the Company issued $540 million (principal amount at maturity) of zero coupon convertible subordinated debt in the form of Liquid Yield Option(TM) Notes ("LYONs") due 2011. Each $1,000 LYON is convertible at any time, at the option of the holder, into 8.76 shares of the Company's Common Stock. The LYONs were issued at a discount representing a yield to maturity of
4.25 percent. The Company recorded the LYONs at the discounted amount at issuance. Accretion is recorded as interest expense and an increase to the carrying value. Gross proceeds from the LYONs issuance were $288 million.

Upon consummation of the Distribution, each LYON was convertible into 2.19 shares of the Company's common stock (after giving effect to a one-for-four reverse stock split), as well as 17.52 shares of MI's Common Stock. The LYONs were assumed by MI, and the Company assumed responsibility for a portion of the LYONs equal to its pro rata share of the relative equity values of the Company and MI as determined in good faith by the Company prior to the Distribution, although MI remains liable to the holders of the LYONs for any payments that the Company fails to make on its allocable portion. The Company's allocated portion of the LYONs totaled $30 million at September 3, 1999 and $29 million at August 28, 1998.

On October 7, 1999, MI notified all holders of the LYONs, that MI had elected to redeem all of the LYONs at a price of $619.65 for each $1,000 principal amount at maturity of the LYONs, with a redemption date of November 8, 1999. Conversion is available at any time until the close of business on the redemption date. The maximum amount of funds that the Company would be obligated to pay to MI if all the LYONs were redeemed for cash is approximately $30 million. This amount would be paid to MI in the first quarter of fiscal year 2000.

INTEREST-RATE AGREEMENTS

At September 3, 1999, the majority of the Company's debt was payable at variable rates of interest. As part of the Refinancing of the Company's debt, the Company entered into several interest-rate agreements on May 29, 1998 totaling $900 million in notional principal balances to hedge a portion of its variable rate debt. These agreements guarantee a fixed rate of interest over the life of the agreements. The Company is paying a fixed rate ranging between 5.70% and 5.90%, plus a residual margin that is not hedged relating to the underlying variable-rate debt.

In March 1999, the Company entered two new interest-rate agreements to guarantee a fixed rate of interest payments for a portion of its unhedged floating interest rate debt. These agreements were effective on March 30, 1999 and April 1, 1999, with notional principal amounts of $80 million and $70 million, respectively, and paid a fixed rate of 5.02% and 5.05%, respectively, while receiving interest based on three-month LIBOR. These agreements matured in fiscal year 1999. The weighted-average rate for the total debt portfolio, including the effect of the interest-rate agreements, was 6.87% at September 3, 1999. These agreements expire between August 2001 and February 2005.

Details of these interest rate agreements as of September 3, 1999 are as follows:

                                                                                                             YEAR-TO-DATE
                                                     NOTIONAL                       WEIGHTED-AVERAGE          NET IMPACT
                                                    PRINCIPAL        FAIR            INTEREST RATE           TO EARNINGS-
                     TERMS                           BALANCE        VALUE*         PAID        RECEIVED        FY 1999
------------------------------------------------- ------------- ------------- ------------- ------------- -----------------
                ($ in millions)
Receive Variable, Pay Fixed, Maturing 5/--8/01            $400           $ 3         5.71%         5.49%              $(2)
Receive Variable, Pay Fixed, Maturing 8/02                 300             4         5.84%         5.49%               (2)
Receive Variable, Pay Fixed, Maturing 8/05                 200             6         5.90%         5.49%               (1)
                                                  ------------- ------------- ------------- ------------- -----------------
                                                          $900           $13         5.80%         5.49%              $(5)
                                                  ============= ============= ============= ============= =================

*-- based on the termination cost for these agreements obtained from third party market quotes.

At September 3, 1999, the Company did not have any material accrued interest receivable or payable to its counterparties and did not have any unamortized fees or premiums under these agreements. All of the Company's interest-rate agreements are for purposes other than trading.

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

In addition, on March 27, 1998, the Company issued to Sodexho Alliance, S.A., approximately 48% of its shares of common stock, representing 29.9 million shares (after the effect of the reverse stock split), in exchange for $304 million in cash and the operations of Sodexho North America (see Note 3). At September 3, 1999, the Company had 62,251,459 shares outstanding.

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

A program to repurchase the Company's common stock, up to 5.1 million shares, was terminated with the consummation of the Transactions.

On October 13, 1999, the Board of Directors declared an $0.08 per common share dividend for Fiscal Year 1999, payable on December 10, 1999, to shareholders of record on November 22, 1999. The payment and amount of cash dividends on the Company's common stock will continue to be subject to the sole discretion of the Company's Board, which will review the Company's dividend policy at such times as may be deemed appropriate. The Board will continue to closely monitor the results of the Company's operations, capital requirements, and other considerations to determine the extent to which a dividend may be declared in future periods.

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(9)  STOCKHOLDERS' (DEFICIT)/EQUITY, CONTINUED

EARNINGS PER SHARE

In 1997, the Company adopted SFAS No. 128 (see Note 1), thus 1996 earnings per share computations have been restated in conformity with SFAS No. 128. The following table details earnings and number of shares used in the basic and diluted earnings per share calculations.

                                                                                 34 WEEKS ENDED
                                                                                   AUGUST 28,
                                                                       1999           1998            1997            1996
                                                                 --------------- -------------- --------------- ---------------
                                                                              (in millions, except per share amounts)
COMPUTATION OF BASIC EARNINGS PER SHARE:
Net Income (Loss) from Continuing Operations                             $  51         $  (19)         $   --           $  33
Net Income from Discontinued Operations                                     --             77             335             273
Net Loss from Extraordinary Item                                            --            (44)             --              --
                                                                 --------------- -------------- --------------- ---------------
Net Income                                                               $  51         $   14          $  335           $ 306
                                                                 =============== ============== =============== ===============

Weighted Average Shares Outstanding                                       62.1           52.0            31.8            31.9
                                                                 =============== ============== =============== ===============
Basic Earnings Per Share:
 Continuing Operations                                                   $0.82         $(0.36)         $   --           $1.03
 Discontinued Operations                                                    --           1.48           10.53            8.56
 Extraordinary Item                                                         --          (0.85)             --              --
                                                                 --------------- -------------- --------------- ---------------
BASIC EARNINGS PER SHARE                                                 $0.82         $ 0.27          $10.53           $9.59
                                                                 =============== ============== =============== ===============

COMPUTATION OF DILUTED EARNINGS PER SHARE:
Diluted Net Income (Loss) from Continuing Operations                     $  51         $  (19)         $   --           $  33
Diluted Net Income from Discontinued Operations                             --             77             335             273
Diluted Net Loss from Extraordinary Item                                    --            (44)             --              --
After-tax Interest Expense on Convertible Subordinated Debt                  1              *               *               *
                                                                 --------------- -------------- --------------- ---------------
Diluted Net Income                                                       $  52         $   14          $  335           $ 306
                                                                 =============== ============== =============== ===============

Weighted Average Shares Outstanding                                       62.1           52.0            31.8            31.9
Effect of Dilutive Securities:
 Employee Stock Option Plan                                                0.5              *               *             1.1
 Deferred Stock Incentive Plan                                             0.1              *               *             0.8
 Convertible Subordinated Debt                                             1.2              *               *               *
                                                                 --------------- -------------- --------------- ---------------
Diluted Weighted Average Shares Outstanding                               63.9           52.0            31.8            33.8
                                                                 =============== ============== =============== ===============
Diluted Earnings Per Share:
 Continuing Operations                                                   $0.81         $(0.36)         $   --           $0.97
 Discontinued Operations                                                    --           1.48           10.53            8.08
 Extraordinary Item                                                         --          (0.85)             --              --
                                                                 --------------- -------------- --------------- ---------------
DILUTED EARNINGS PER SHARE                                               $0.81         $ 0.27          $10.53           $9.05
                                                                 =============== ============== =============== ===============

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

Certain employee and deferred stock options to purchase shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares as follows:

                                                                              34 WEEKS
                                                                               ENDED
                                                                             AUGUST 28,
                                                                  1999          1998          1997          1996
                                                              ------------- ------------- ------------- -------------
Weighted average number of shares (in millions)                        1.8           0.6           0.6           0.5
Weighted average exercise price                                        $29           $29          $272          $220
Weighted average remaining life (in years)                               9            10            15            15

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(10)  INCOME TAXES

The (provision) benefit for income taxes on continuing operations was comprised of the following:

                                                                       34 WEEKS
                                                                        ENDED
                                                                      AUGUST 28,
                                                       1999              1998              1997             1996
                                                  ---------------- ----------------- ----------------- ----------------
                                                                            ($ in millions)
Current:
         -  Federal                                         $(36)              $19               $12             $(13)
         -  Other                                            (10)               --                 1               (6)
                                                  ---------------- ----------------- ----------------- ----------------
                                                             (46)               19                13              (19)
                                                  ================ ================= ================= ================
Deferred:
         -  Federal                                            5                (6)                2                2
         -  Other                                             --                --                --               --
                                                  ---------------- ----------------- ----------------- ----------------
                                                               5                (6)                2                2
                                                  ---------------- ----------------- ----------------- ----------------
                                                            $(41)              $13               $15             $(17)
                                                  ================ ================= ================= ================


A reconciliation of the Federal statutory tax rate to the Company's effective income tax rate follows:

                                                                       34 WEEKS
                                                                        ENDED
                                                                      AUGUST 28,
                                                       1999              1998              1997             1996
                                                  ---------------- ----------------- ----------------- ----------------
Federal statutory tax rate                                (35.0)%            35.0 %            35.0 %          (35.0)%
State income taxes, net of Federal tax benefit             (6.3)             (1.3)              6.8             (2.8)
Tax credits                                                 1.5              13.7              90.5              8.1
Goodwill amortization                                      (3.9)             (6.9)            (24.7)            (7.6)
Other, net                                                 (1.1)              0.1              (8.7)             4.1
                                                  ---------------- ----------------- ----------------- ----------------
Effective income tax rate                                 (44.8)%            40.6 %            98.9 %          (33.2)%
                                                  ================ ================= ================= ================


The tax effect of significant temporary differences is as follows:

                                                                             AUGUST 28,
                                                          1999                  1998                  1997
                                                  --------------------- --------------------- ---------------------
                                                                           ($ in millions)
Self-insurance                                                   $ 38                  $ 38                  $ 37
Employee benefits                                                  28                    25                    30
Other liabilities                                                  15                    26                    14
Property and equipment                                              6                     2                     3
Intangible assets                                                 (54)                  (63)                  (29)
Other, net                                                          8                     4                    (7)
                                                  --------------------- --------------------- ---------------------
Net deferred tax assets                                          $ 41                  $ 32                  $ 48
                                                  ===================== ===================== =====================


Total deferred tax assets and liabilities as of September 3, 1999, August 28, 1998 and January 2, 1998, were as follows:

                                                   SEPTEMBER 3, 1999      AUGUST 28, 1998             1997
                                                  --------------------- --------------------- ---------------------
                                                                           ($ in millions)
Deferred tax assets                                             $ 110                 $ 104                  $ 81
Deferred tax liabilities                                          (69)                  (72)                  (33)
                                                  --------------------- --------------------- ---------------------
Net deferred taxes                                              $  41                 $  32                  $ 48
                                                  ===================== ===================== =====================

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

While the Company has changed its accounting period from a fiscal year ended on the Friday closest to the end of December to the Friday closest to the end of August, its tax year has not changed. The Company has applied to the Internal Revenue Service for a change in its tax year in 1999 to the Friday closest to the end of August.


(11)  COMMITMENTS AND CONTINGENCIES

The Company issues bid and performance bonds for its client-related contracts in the normal course of business. These guarantees are limited, in the aggregate, to $56 million at September 3, 1999 and August 28, 1998, with expected funding of zero. Letters of credit outstanding on the Company's behalf at September 3, 1999 and August 28, 1998 totaled $33 million and $26 million, respectively, related to the Company's insurance programs. Upon consummation of the Distribution, MI replaced the Company as guarantor or obligor under previous guarantees and commitments related primarily to the lodging segment distributed on March 27, 1998.

Summarized below are the Company's future obligations under leases at September 3, 1999:

                                                          CAPITAL                   OPERATING
                                                           LEASES                    LEASES
                                                  ------------------------- --------------------------
                                                                    ($ in millions)
                  FISCAL YEAR
     2000                                                            $0.7                       $12.0
     2001                                                             0.7                        10.2
     2002                                                             0.8                         8.0
     2003                                                             0.8                         5.5
     2004                                                             0.8                         4.5
     Thereafter                                                       0.9                        10.5
                                                  ------------------------- --------------------------
     Total minimum lease payments                                     4.7                       $50.7
                                                                            ==========================
     Less amount representing interest                               (1.1)
                                                  -------------------------
     Present value of minimum lease payments                         $3.6
                                                  =========================

The Company generally leases office space and equipment under noncancellable agreements, primarily to support its administrative operations. Most leases have initial terms of one to 20 years, and contain one or more renewal options, generally for five or 10-year periods. The leases provide for minimum rentals, and additional rentals, which are based on the operations of the leased property. Total rent expense for continuing operations for fiscal year 1999 totaled $26 million, the 34 weeks ended August 28, 1998 totaled $13.8 million, fiscal year 1997 totaled $90 million, and fiscal year 1996 totaled $81 million. Total rent expense for discontinued operations for the 34 weeks ended August 28, 1998 totaled $41 million, and $177 million and $179 million for the fiscal years ended 1997 and 1996, respectively.

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

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(12)  EMPLOYEE BENEFIT AND INCENTIVE PLANS

DEFERRED COMPENSATION PLANS

Employees meeting certain eligibility requirements can participate in the Company's deferred compensation and savings plans. As part of the Distribution, the Company elected to continue the deferred compensation plan and has established a new savings plan for the Company separate from the MI profit sharing plan. The Company assumed the obligations and liabilities of the undistributed portion of the deferred compensation plan in relationship to the employees retained by the Company after the Distribution. The Company currently contributes generally 50% of the participants' contributions to these plans, limited to 6% of compensation, with certain exceptions. For the fiscal year ended September 3, 1999, the Company contributed approximately $10.2 million for these plans, with contributions totaling $9.5 million for the 34-week period ended August 28, 1998.

STOCK OPTION PLANS

The Company has two stock-based incentive plans-- the Sodexho Marriott Services, Inc. 1993 and 1998 Comprehensive Stock Incentive Plans (the "1993 Plan" or the "1998 Plan"). The purpose of these plans is to promote and enhance the long-term growth of the Company by aligning the interests of the employees with the interests of the Company's shareholders. The 1993 Plan administers converted stock options prior to the Distribution, with no new awards made under this plan. The 1998 Plan governs the issuance and administration of conversion awards and is also available for the issuance of new awards. These stock plans are administered by the Compensation Policy Committee as authorized by the Board of Directors. As part of the Distribution and the amendment of these plans, and in relationship to the changes in the capital structure of the Company after the Distribution, the Board of Directors has approved up to 10 million shares of common stock to be available under the 1998 Plan for converted options as well as new awards. At the Distribution date, approximately 3.3 million options were exchanged as conversion options of prior grants under both the 1993 and 1998 Plans, with an additional 0.4 million options issued to employees of Sodexho North America as part of the conversion of stock options held by those employees prior to the Acquisition. Also, 3.3 million shares were terminated related to the options of former MI employees from the Distribution.

Employee stock options may be granted to officers and key employees at exercise prices not less than the market price of the Company's stock on the date of grant. Most options under the stock option plans are exercisable in cumulative installments of one-fourth at the end of each of the first four years following the date of grant. In June 1998, the Company issued 1.8 million new stock option awards. The Company expects to issue approximately 2.5 million new stock option awards in the first half of fiscal year 2000.

A summary of the Company's stock option activity during fiscal 1999, the 34 weeks ended August 28, 1998 and fiscal 1997 is presented below (adjusting for the one-for-four reverse stock split on March 27, 1998):

                                                                         34 WEEKS ENDED
                                                 1999                    AUGUST 28, 1998                   1997
                                      ---------------------------- ---------------------------- ----------------------------
                                                       WEIGHTED                     WEIGHTED      NUMBER OF      WEIGHTED
                                        NUMBER OF      AVERAGE       NUMBER OF      AVERAGE        OPTIONS        AVERAGE
                                         OPTIONS       EXERCISE       OPTIONS       EXERCISE         (IN         EXERCISE
                                      (IN MILLIONS)     PRICE      (IN MILLIONS)     PRICE        MILLIONS)       PRICE
                                      -------------- ------------- -------------- ------------- ------------- --------------
Outstanding at beginning of year               5.0          $ 20            3.6          $140           3.5           $112
Granted during the year                        0.1            26            1.9            28           0.6            268
Conversion options-Distribution                 --            --            3.3             *            --             --
Conversion options-Acquisition                  --            --            0.4             6            --             --
Terminations-Distribution                       --            --           (3.3)            *            --             --
Exercised during the year                     (0.4)            8             --            --          (0.5)            84
Forfeited during the year                     (0.1)           24           (0.9)           17            --             --
                                      -------------- ------------- -------------- ------------- ------------- --------------
Outstanding at end of year                     4.6          $ 21            5.0          $ 20           3.6           $140
                                      ============== ============= ============== ============= ============= ==============
Options exercisable at end of year             1.4          $ 14            0.5          $ 11           2.3           $ 96
                                      ============== ============= ============== ============= ============= ==============

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

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(12)  EMPLOYEE BENEFIT AND INCENTIVE PLANS, CONTINUED

Stock options under the 1993 and 1998 Plans that were outstanding at September 3, 1999 are summarized as follows:

                                               OUTSTANDING                                         EXERCISABLE
                         ---------------------------------------------------------    --------------------------------------
                                                 WEIGHTED           WEIGHTED                                  WEIGHTED
       RANGE OF              NUMBER OF            AVERAGE            AVERAGE              NUMBER OF           AVERAGE
       EXERCISE               OPTIONS         REMAINING LIFE        EXERCISE               OPTIONS            EXERCISE
        PRICES             (IN MILLIONS)        (IN YEARS)            PRICE             (IN MILLIONS)          PRICE
------------------------ ------------------- ------------------ ------------------    ------------------ -------------------
  $   2.3 to 10.0                       0.5                  5                $ 8                   0.5                 $ 8
     10.1 to 15.0                       0.5                  6                 12                   0.3                  12
     15.1 to 20.0                       0.9                  7                 18                   0.3                  18
     20.1 to 25.0                       1.0                  8                 22                   0.3                  22
     25.1 to 31.4                       1.7                  9                 29                    --                  --
------------------------ ------------------- ------------------ ------------------    ------------------ -------------------
  $   2.3 to 31.4                       4.6                  7                $21                   1.4                 $14
======================== =================== ================== ==================    ================== ===================

Pro forma compensation cost for the Stock Option Plans, the Deferred Compensation Plan, the Supplemental Executive Stock Option awards and employee purchases, recognized in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," would reduce the Company's net income as follows:

                                                                    34 WEEKS ENDED
                                            SEPTEMBER 3, 1999      AUGUST 28, 1998           1997               1996
                                           --------------------- --------------------- ------------------ ------------------
                                                              ($ in millions, except per share amounts)

Net income as reported                                      $51                   $14               $335               $306
Pro forma net income                                        $46                   $13               $317               $295

Diluted earnings per share as reported                    $0.81                 $0.27             $10.53              $9.05
Pro forma diluted earnings per share                      $0.72                 $0.25              $9.97              $8.73

The aggregate weighted-average fair value for each option granted during fiscal year 1999, the 34 weeks ended August 28, 1998, fiscal 1997 and fiscal 1996 was $11, $12, $88 and $76, respectively. Since the pro forma compensation cost is recognized over the vesting period, the foregoing pro forma reductions in the Company's net income are not representative of anticipated amounts in future years.

For purposes of the following disclosures required by SFAS No. 123, the fair value of each option granted has been estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

                                                              34 WEEKS ENDED
                                              1999            AUGUST 28, 1998            1997                  1996
                                      --------------------- --------------------- -------------------- ---------------------
Annual dividends                                      $--                   $--                $1.40                 $1.28
Expected volatility                                    44%                   40%                  24%                   25%
Estimated forfeitures                                  35%                   35%                  13%                   13%
Risk-free interest rate                               6.2%                  5.5%                 6.2%                  6.1%
Expected life (in years)                               10                    10                    7                     7

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

                                             1999                  AUGUST 28, 1998                   1997
                                  --------------------------- --------------------------- ---------------------------
                                    CARRYING        FAIR        CARRYING        FAIR        CARRYING        FAIR
                                     AMOUNT        VALUE         AMOUNT        VALUE         AMOUNT        VALUE
                                  ------------- ------------- ------------- ------------- ------------- -------------
                                                                   ($ in millions)

Long-term debt, convertible
  subordinated debt and other
   long-term liabilities              $1,010          $981        $1,091        $1,073        $1,908        $1,944

The difference between carrying amounts and fair values for notes and other receivables for continuing operations are not material as of September 3, 1999, August 28, 1998 and January 2, 1998. However, net noncurrent assets of discontinued operations include notes and other receivables with a carrying amount of $647 million at fiscal year end 1997, with a market value based on the expected future cash flows discounted at risk adjusted rates of $660 million. Valuations for long-term debt, convertible subordinated debt and other long-term liabilities are determined based on quoted market prices or expected future payments discounted at risk adjusted rates. The fair value of commercial paper borrowings is equal to the carrying value.

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

In June 1997, SFAS No. 131 was issued--"Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the reporting of selected-segmented information in quarterly and annual reports. As required in SFAS No. 131, information from operating segments presented has been derived consistent with the Company's methodology in allocating resources and measuring performance after the Distribution (see Note 1).

SALES AND OPERATING PROFIT BY BUSINESS SEGMENT:

                                                                         34 WEEKS
                                                                          ENDED
                                                                        AUGUST 28,
                                                         1999              1998             1997              1996
                                                   ----------------- ----------------- ---------------- -----------------
                                                                              ($ in millions)
GROSS SALES
         Corporate Services                                  $1,380           $  803          $   930           $   901
         Health Care                                          1,323              784            1,039             1,027
         Education                                            1,221              598              824               805
         Schools                                                358              199              303               275
         Canada                                                 143               80              106               111
         Laundries/Other                                         77               43               55                56
         Other Contract Services                                 --              321            1,769             1,143
                                                   ----------------- ----------------- ---------------- -----------------
  Contract Services                                           4,502            2,828            5,026             4,318

  Discontinued Operations                                        --            1,774            7,008             5,854
                                                   ----------------- ----------------- ---------------- -----------------

Total Gross Sales                                            $4,502           $4,602          $12,034           $10,172
                                                   ----------------- ----------------- ---------------- -----------------

GROSS OPERATING PROFIT
         Corporate Services                                  $   91           $   49          $    35           $    30
         Health Care                                            109               49               60                54
         Education                                               73                5               27                24
         Schools                                                 20                8               11                 8
         Canada                                                   6                1                3                 2
         Laundries/Other                                          5                2                2                 3
         Other Contract Services                                 --                5               19                56
                                                   ----------------- ----------------- ---------------- -----------------
  Contract Services                                             304              119              157               177

  Discontinued Operations                                        --              158              569               452
                                                   ----------------- ----------------- ---------------- -----------------

Total Gross Operating Profit                                 $  304           $  277          $   726           $   629
                                                   ----------------- ----------------- ---------------- -----------------

Total Net Operating Profit from
   Continuing Operations (Contract Services)                 $  304           $  119          $   157           $   177

Corporate Items, Gain on Investment and
  Net Interest Expense                                          212              151              172               127
                                                   ----------------- ----------------- ---------------- -----------------

Income (Loss) From Continuing Operations,
  Before Taxes and Extraordinary Item                        $   92           $  (32)         $   (15)          $    50
                                                   ================= ================= ================ =================

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(14)  BUSINESS SEGMENTS, CONTINUED

The Company does not have any material activity outside of the United States and does not presently analyze it operations by geographic regions. In addition, the Company offers a wide array of food and facilities products within its operations, customized to individual client's requirements, and thus the Company's management has not found it practical to track results by individual products or services in relationship to the financial statements presented in this report. At September 3, 1999, the Company had a diverse client base and does not have any individual clients that are material to its overall operations.

IDENTIFIABLE ASSETS, CAPITAL EXPENDITURES AND DEPRECIATION AND AMORTIZATION BY BUSINESS SEGMENT:

                                                                       AUGUST 28,
                                                         1999             1998              1997             1996
                                                   ----------------- ---------------- ----------------- ----------------
                                                                              ($ in millions)
IDENTIFIABLE ASSETS
         Corporate Services                                  $  160           $    *            $    *           $    *
         Health Care                                            193                *                 *                *
         Education                                              169                *                 *                *
         Schools                                                 44                *                 *                *
         Canada                                                  37                *                 *                *
         Laundries/Other                                         23                *                 *                *
         Corporate                                              721                *                 *                *
                                                   ----------------- ---------------- ----------------- ----------------
  Contract Services                                           1,347            1,341             1,669            2,108
  Discontinued Operations, Net                                   --               --             2,902            1,624
  Other                                                          --               --               438              448
                                                   ----------------- ---------------- ----------------- ----------------
                                                             $1,347           $1,341            $5,009           $4,180
                                                   ================= ================ ================= ================
CAPITAL EXPENDITURES
         Corporate Services                                  $   15           $    *            $    *           $    *
         Health Care                                             11                *                 *                *
         Education                                               26                *                 *                *
         Schools                                                  3                *                 *                *
         Canada                                                   2                *                 *                *
         Laundries/Other                                          2                *                 *                *
         Corporate                                               13                *                 *                *
                                                   ----------------- ---------------- ----------------- ----------------
  Contract Services                                              72               86               264              154
  Discontinued Operations                                        --               58               271              158
  Other                                                          --               --                18               14
                                                   ----------------- ---------------- ----------------- ----------------
                                                             $   72           $  144            $  553           $  326
                                                   ================= ================ ================= ================
DEPRECIATION AND AMORTIZATION
         Corporate Services                                  $   11           $    *            $    *           $    *
         Health Care                                              9                *                 *                *
         Education                                               18                *                 *                *
         Schools                                                  2                *                 *                *
         Canada                                                   2                *                 *                *
         Laundries/Other                                          1                *                 *                *
         Corporate                                               42                *                 *                *
                                                   ----------------- ---------------- ----------------- ----------------
  Contract Services                                              85               57                87               91
  Discontinued Operations                                        --               21                89               55
  Other                                                          --               --                12               10
                                                   ----------------- ---------------- ----------------- ----------------
                                                             $   85           $   78            $  188           $  156
                                                   ================= ================ ================= ================

* -- Management has determined that available financial information related to periods prior to March 27, 1998 does not allow for a practical or meaningful presentation of identifiable assets, capital expenditures or depreciation and amortization for its current business segments for the Transition Period and Fiscal Years 1997 and 1996.

                         SODEXHO MARRIOTT SERVICES, INC.
                               SUPPLEMENTARY DATA

HISTORICAL QUARTERLY FINANCIAL DATA - UNAUDITED
($ in millions, except per share amounts)

                                                                                    1999(1)
                                                     ------------- ------------- ------------- ------------- -------------
                                                        FIRST         SECOND        THIRD         FOURTH        FISCAL
                                                       QUARTER       QUARTER       QUARTER       QUARTER         YEAR
                                                     ------------- ------------- ------------- ------------- -------------
                                                      (13 WEEKS)    (13 WEEKS)    (13 WEEKS)    (14 WEEKS)    (53 WEEKS)
Sales                                                     $1,209        $1,090        $1,163        $1,040        $4,502
Operating profit before corporate items                      101            74            83            46           304
Income (Loss) from continuing operations                      29            11            15            (4)           51
Net income                                                $   29        $   11        $   15        $   (4)       $   51
Diluted earnings per share(6)                             $ 0.45        $ 0.18        $ 0.24        $(0.07)       $ 0.81

                                                                                    1998(1)
                                                     ------------- ------------- -------------               -------------
                                                        FIRST        9 WEEKS       13 WEEKS                    34 WEEKS
                                                       QUARTER       5/29/98(2)    8/28/98(2)                  8/28/98
                                                     ------------- ------------- -------------               -------------

Sales                                                     $1,111        $  752        $  965                      $2,828
Operating profit before corporate items                       39            50            30                         119
(Loss) Income from continuing operations(3)                  (11)            9           (17)                        (19)
Discontinued operations, net of income taxes(3)               77            --            --                          77
Extraordinary item, net of income taxes(4)                   (43)           (1)           --                         (44)
Net income                                                $   23        $    8        $  (17)                     $   14
Diluted earnings per share(6)                             $ 0.73        $ 0.12        $(0.27)                     $ 0.27

                                                                                    1997(1)
                                                     ------------- ------------- ------------- ------------- -------------
                                                        FIRST         SECOND        THIRD         FOURTH        FISCAL
                                                       QUARTER       QUARTER       QUARTER       QUARTER(3)      YEAR
                                                     ------------- ------------- ------------- ------------- -------------
                                                      (12 WEEKS)    (12 WEEKS)    (12 WEEKS)    (16 WEEKS)    (52 WEEKS)
Sales                                                     $1,154        $1,164        $1,072        $1,636        $5,026
Operating profit before corporate items                       41            44            18            54           157
Income (Loss) from continuing operations(3)                   --            --            --            --            --
Discontinued operations, net of income taxes(3)               77            83            67           108           335
Net income(5)                                             $   77        $   83        $   67        $  108        $  335
Diluted earnings per share(6)                             $ 2.50        $ 2.62        $ 2.12        $ 3.29        $10.53


1 - On April 15, 1998, the Company's Board of Directors approved a change in the Company's fiscal year from the Friday closest to the end of December to the Friday closest to August 31, thereby creating a 34-week Transition Period. On March 27, 1998, the Company acquired Sodexho North America. The historical data for fiscal year 1997 and prior years does not include the revenue and expenses of the acquired business, see Notes 1 and 3 to the Consolidated Financial Statements.
2 - Combined actual results of MMS and the acquired Sodexho North America after March 27, 1998.
3 - On March 27, 1998, the Company distributed to its shareholders the Lodging, MSLS and MDS divisions as part of the Transactions. For reporting purposes, the Lodging segment is considered Discontinued Operations prior to March 27, 1998. MSLS and MDS are considered part of continuing operations (see Note 1 to the Consolidated Financial Statements).
4 - On March 27, 1998, the Company refinanced its debt as part of the Transactions (see Notes 1 and 8 to the Consolidated Financial Statements), resulting in a $71 million pretax charge from the early extinguishment of debt ($44 million after-tax).
5 - Operating results in the fourth quarter of 1997 include a loss before tax of $22 million ($14 million after tax, or $0.40 per share) on the sale of MMS- UK to Sodexho in connection with the Transactions.
6 - Earnings per share data have been restated to reflect the adoption in 1997 of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." All per share data has been adjusted to reflect a one-for-four reverse stock split effective March 27, 1998.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE

 None.


                                    PART III

ITEMS 10, 11, 12 AND 13.

As described below, certain information appearing in the Company's Proxy Statement to be furnished to shareholders in connection with the 2000 Annual Meeting, is incorporated by reference in this Form 10-K Annual Report.

         ITEM 10. This information is incorporated by reference to the "Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement to be furnished to shareholders in connection with the 2000 Annual Meeting. Information regarding executive officers is included below.

         ITEM 11. This information is incorporated by reference to the "Executive Compensation" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 2000 Annual Meeting.

         ITEM 12. This information is incorporated by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 2000 Annual Meeting.

         ITEM 13. This information is incorporated by reference to the "Certain Transactions" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 2000 Annual Meeting.


EXECUTIVE OFFICERS

The 12 persons identified below are the executive officers of the Company.

             NAME AND TITLE                  AGE                           BUSINESS EXPERIENCE
             --------------                  ---                           -------------------

Michel Landel                                48     Michel Landel was named President and Chief  Executive  Officer of
President and                                       the   Company  on  May  3,   1999.   Upon   consummation   of  the
  Chief Executive Officer                           Transactions,  Mr. Landel was appointed as the Company's Executive
                                                    Vice  President  on  June  16,  1998  and  was  named   President,
                                                    Corporate  Services  division.  Prior  to  the  Transactions,  Mr.
                                                    Landel was  appointed  President  and Chief  Executive  Officer of
                                                    Sodexho North America in 1994.  Mr. Landel joined  Sodexho in 1984 as a Regional  Manager of Sodexho  Africa.  In 1986,  he was named
                                                    President of Sodexho  Africa,  a position he held until 1989, when he became  President  and Chief  Executive  Officer  of  Sodexho's
                                                    United States  operations.  Prior to joining  Sodexho,  Mr. Landel
                                                    held   positions   with  Groupe  Poliet  (Plan  General   Manager,
                                                    1980-1984)  and The Chase  Manhattan Bank  (Financial  Analyst and
                                                    Assistant Treasurer, 1976-1980).

             NAME AND TITLE                  AGE                           BUSINESS EXPERIENCE
             --------------                  ---                           -------------------

Anthony F. Alibrio                           55     Anthony F. Alibrio was appointed  President,  Health Care Services
Executive Vice President                            effective  with  the   Transactions  and  was  also  appointed  an
  President, Health Care Services                   Executive  Vice  President  as  of  May  3,  1999.  Prior  to  the
                                                    Transactions,  Mr.  Alibrio  served as  President  of Health  Care
                                                    Services  for  the  Marriott   Management   Services  division  of
                                                    Marriott  International,  Inc.  since  1990.  His  career has been focused on serving the health care  industry for the past 28 years of his  33-year  tenure  with  Marriott.  In the  past he has held
                                                    various   operations,   sales,   and  marketing   responsibilities
                                                    including  Division Vice  President and National Vice President of
                                                    Sales  and  Marketing  at  Marriott.  A member  of the  Healthcare
                                                    Research and  Development  Institute  and the American  Academy of
                                                    Medical  Administrators,  Mr.  Alibrio  also serves as a member of the Board of  Directors  for the  National  Committee  for Quality
                                                    Health Care and Health Insights Foundation.

William W. Hamman                            57     William W.  Hamman was  appointed  President,  Education  Services
Executive Vice President                            effective  with  the   Transactions  and  was  also  appointed  an
  President, Education Services                     Executive  Vice  President  as  of  May  3,  1999.  Prior  to  the
                                                    Transactions,  Mr.  Hamman  served as  President  of the  Marriott
                                                    Education Services division of Marriott International,  Inc. since
                                                    1990.  He has  supported  the higher  education  community  for 36 years,  holding  positions  in Marriott  Education  Services  that
                                                    included   Regional  Vice  President,   Area  Vice  President  and
                                                    Division  Vice  President.  Mr.  Hamman is active in the  National
                                                    Association of College and University  Business  Officers (NACUBO)
                                                    and Council of Independent  Colleges  (CIC). He also serves on the
                                                    Western Illinois University Foundation Board of Trustees.

Thomas M. Mulligan                           48     Thomas  M.  Mulligan  was   appointed  to  his  current   position
President, Corporate Services                       effective May 28, 1999.  Mr.  Mulligan  joined  Sodexho  Services,
                                                    Inc.,  a subsidiary of Sodexho Alliance, in 1974 and has served in
                                                    the   Sodexho   Education,   Corporate   Services  and  Healthcare
                                                    divisions. Prior to his  current  appointment, Mr. Mulligan served as head of the  New England  Corporate  Services operations of the
                                                    Company.  Mr. Mulligan supports hunger relief  efforts through the
                                                    Pine Street Inn in  Boston and has  worked with the  Toys for Tots program.

James A. Seaton                              50     James A. Seaton was  appointed to his current  position  effective
President, School Services                          September  3, 1998.  Prior to his  current  position,  Mr.  Seaton
                                                    served  as  Senior  Vice  President  in  the  Corporate   Services
                                                    division   of   the   Company.    Mr.   Seaton   joined   Marriott
                                                    International,  Inc. in 1972 as a management  trainee and advanced through  several  positions in the  Education  Services  division, serving  as  a  manager  of  district  operations,  Regional  Vice
                                                    President  and Vice  President  of  Operations.  Mr.  Seaton  also served as Vice  President of Grandy's and as Senior Vice President
                                                    for  the  Corporate  Services  division  of  Marriott   Management
                                                    Services prior to the Transactions.

             NAME AND TITLE                  AGE                           BUSINESS EXPERIENCE
             --------------                  ---                           -------------------

Stephen J. Brady                             55     Stephen J. Brady was appointed to his current  position  effective
Senior Vice President, Corporate                    with the  Transactions.  Mr. Brady joined  Sodexho USA, a division
Communications                                      of Sodexho Alliance,  in 1989 after a 15-year career in the retail industry.  His positions  with Sodexho USA were Vice  President of
                                                    Strategic  Developments,  Vice President of Health Care Operations
                                                    and  Regional  Vice  President  of  Education   Operations.   Most
                                                    recently  he  has  served  as  Vice  President  of  Marketing  and
                                                    Communications  for Sodexho  USA. Mr. Brady serves on the board of
                                                    FoodChain, the national food rescue network.

Randall C. Harris                            48     Randall C. Harris was appointed to his current position  effective
Senior Vice President and Chief Human               with the Transactions.  Mr. Harris joined Marriott  International,
Resources Officer                                   Inc.  in  1997.  Before  joining  Marriott,  Mr.  Harris  was with
                                                    Cognizant  Corporation,  which  was  formed  as  a  result  of the restructuring of  Dunn  &  Bradstreet  Corporation.  His  previous
                                                    experience   includes   senior   human   resources   and   general
                                                    management  positions with  American  Express (and the  subsequent initial  public  offering of  First  Data  Corporation) and Sprint
                                                    Corporation.

Lawrence E. Hyatt                            45     Lawrence E. Hyatt was appointed to his current position  effective
Senior Vice President and Chief                     with the  Transactions.  Mr. Hyatt served as Senior Vice President
Financial Officer                                   of Finance  and  Planning  for the  Marriott  Management  Services
                                                    division of Marriott  International,  Inc.  since 1988.  He joined
                                                    Marriott  Corporation  in 1981  and has  been  Staff  Auditor  for
                                                    Corporate  Internal Audit,  Manager of Financial  Analysis for Roy
                                                    Rogers  Restaurants,  Director  of Finance for  Marriott  Services
                                                    Group and Vice President,  Operations Planning and Control for the
                                                    Company.   Previously,   Mr.   Hyatt  was  an   associate  in  ICF
                                                    Incorporated  and a  financial  analyst for the US  Department  of
                                                    Energy.

David R. Smail                               60     David R. Smail was  appointed  to his current  position  effective
Senior Vice President and Chief                     with the  Transactions.  Previously,  Mr.  Smail  served as Senior
Information Officer                                 Vice  President  and Chief  Information  Officer for the  Marriott
                                                    Management  Services  division  of  Marriott  International,  Inc.
                                                    since  1993.  He  joined  Marriott  Corporation  in  1981  as Vice
                                                    President in the Marriott  Information  Systems  Department.  From
                                                    1985 to 1992,  he  served  as Vice  President,  Corporate  Systems
                                                    Services,   Marriott   Corporation.   Prior  to  joining  Marriott
                                                    Corporation,  Mr. Smail worked as an Assistant  Vice  President in the  Operations  Group,  AMTRAK,  and  spent 14 years at  Andersen
                                                    Consulting.

Robert A. Stern                              41     Robert A. Stern was  appointed to his current  position  effective
Senior Vice President and General Counsel           with the Transactions.  Previously,  Mr. Stern served as Associate
                                                    General Counsel for Marriott  International,  Inc. providing legal
                                                    support   to   Marriott   Management   Services.   Prior   to  his
                                                    appointment  to Associate  General  Counsel,  Mr.  Stern  provided legal  support to  Marriott  Corporation's  Restaurant  and Travel
                                                    Plaza  businesses.  Mr. Stern joined Marriott  Corporation in 1985 from the Washington  D.C.,  office of Skadden Arps Slate Meagher &
                                                    Flom.

             NAME AND TITLE                  AGE                           BUSINESS EXPERIENCE
             --------------                  ---                           -------------------

Philippe Taillet                             40     Philippe Taillet was appointed to his current  position  effective
Senior Vice President,                              August 10, 1999. Prior to his  appointment,  Mr. Taillet served as
Facilities Management                               Senior Vice President,  Strategic Planning for the Company.  Prior
                                                    to  the  Transactions,  Mr.  Taillet  served  as  Vice  President,
                                                    Corporate  Strategy for Sodexho  Alliance since 1995. From 1991 to
                                                    1995,  he was  Director of  Facilities  Management  at  Disneyland
                                                    Paris  and  from  1986  to  1991 he was a  consultant  for  Bain &
                                                    Company in Paris and  Boston.  Mr.  Taillet  began his career as a software engineer for Schlumberger Oil Field Services in Paris.

Anthony J. Wilson                            47     Anthony J. Wilson was appointed to his current position  effective
Senior Vice President,                              with the  Transactions.  Previously,  Mr.  Wilson served as Senior
Marketing and Procurement                           Vice  President,   Marketing  and  Product   Development  for  the
                                                    Marriott Management  Services division of Marriott  International,
                                                    Inc. since November 1996.  Prior to joining  Marriott,  Mr. Wilson was Vice President and General  Manager in the Global Food Service
                                                    division  of  Campbell  Soup  Company.  He also  spent 13 years at
                                                    ARAMARK,  where he served as Senior Vice  President  ARASERVE  and
                                                    President of ARAMARK's Marketing Services Group.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

         (1)      Financial Statements

         The response to this portion of Item 14. is submitted under Item 8. of this Report on Form 10-K.

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


 EXHIBIT                      DESCRIPTION                             INCORPORATION BY REFERENCE (WHERE A REPORT OR
 -------                      -----------                             ---------------------------------------------
   NO.                                                               REGISTRATION STATEMENT IS INDICATED BELOW, THAT
   ---                                                               -----------------------------------------------
                                                                        DOCUMENT HAS BEEN PREVIOUSLY FILED BY THE
                                                                        -----------------------------------------
                                                                          COMPANY AND THE APPLICABLE EXHIBIT IS
                                                                          -------------------------------------
                                                                            INCORPORATED BY REFERENCE THERETO)
                                                                            ----------------------------------

     3.1       Amended and Restated Certificate of                 Exhibit No. 3 (a) to Form 8-K dated April 3, 1998.
               Incorporation.

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

     4.4       Indenture with The Bank of New York, as Trustee,    (a) Exhibit  No. 4.1 Form 8-K dated March 25,  1996;
               relating to Liquid Yield Option(TM) Notes, as       and (b)  Exhibit No. 4.2 to Form 8-K dated March 25,
               supplemented.                                       1996 (First Supplemental Indenture).

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

     4.6       Sodexho Marriott Services, Inc. 1993                Exhibit 4(a) to Form 8-K dated April 15, 1998.
               Comprehensive Stock Incentive Plan.

     4.7       Sodexho Marriott Services, Inc. 1998                Exhibit 4(a) to Form 8-K dated April 15, 1998.
               Comprehensive Stock Incentive Plan.

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

    10.1       $1.5 billion Credit Agreement with Citibank,        (a)  Exhibit  No.  10 to Form  10-Q  for the  fiscal
               N.A., as Administrative Agent, and certain banks,   quarter ended March 28, 1997  (original  agreement);
               as Banks, as amended.                               (b)  Exhibit  No.  10.2 to Form 10-K for the  fiscal
                                                                   year   ended  December 29, 1995  (first  Amendment);
                                                                   and (c) Exhibit No. 10-1 to Form 10-Q for the fiscal
                                                                   quarter    ended    September   12,   1997   (Second
                                                                   Amendment).


    10.2       Distribution Agreement with Host Marriott, as       (a) Exhibit  No. 10.3 to Form 8-K dated  October 25,
               amended.                                            1993;  (b)  Exhibit  No.  10.2 to Form  10-K for the
                                                                   fiscal   year   ended   December  29,  1995   (First
                                                                   Amendment);  and  (c)  Exhibit  No. 10.1 to Form 10-
                                                                   Q for the  fiscal  quarter ended  September 12, 1997
                                                                   (Second Amendment).

    10.3       Non Competition Agreement with Host Marriott and    (a) Exhibit  No. 10.7 to Form 8-K dated  October 25,
               Host Marriott Services Corporation, as amended.     1993;  and (b) Exhibit No. 10.4 to Form 10-K for the
                                                                   fiscal year ended  December 29, 1995  (Amendment No.
                                                                   1).

    10.4       Employee Benefits and Other Employment Matters      Exhibit No. 10.6 to Form 8-K dated October 25, 1993.
               Allocation  Agreement   with   Host  Marriott.

    10.5       Agreement  and  Plan of  Merger by  and  among      Exhibit  No.  (c)  (1)  to   Schedule   14d-1  dated
               Marriott International, Inc., FGI  Acquisition      February 23, 1996.
               Corp. and Forum Group, Inc.

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
               and Diamant Hotel Investments N.V.

    10.8       Stock Purchase  Agreement, dated as of June 21,     Exhibit No. 10.2 to Form 10-Q for the fiscal quarter
               1997, by and between Host Marriott Corporation      ended September 12, 1997.
               and Marriott Senior Living Services, Inc.

    10.9       Distribution Agreement dated as of September 30,    Appendix  A to  Definitive  Proxy  Statement  for  a
               1997  between the  Company  and New Marriott MI,    Special Meeting of  Shareholders  commenced on March
               Inc.                                                17, 1998 and adjourned on March 20, 1998.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K, CONTINUED

(A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT, CONTINUED

         (3)      Exhibits, Continued

 EXHIBIT                      DESCRIPTION                           INCORPORATION BY REFERENCE (WHERE A REPORT OR
 -------                      -----------                           ---------------------------------------------
   NO.                                                             REGISTRATION STATEMENT IS INDICATED BELOW, THAT
   ---                                                             -----------------------------------------------
                                                                      DOCUMENT HAS BEEN PREVIOUSLY FILED BY THE
                                                                      -----------------------------------------
                                                                        COMPANY AND THE APPLICABLE EXHIBIT IS
                                                                        -------------------------------------
                                                                          INCORPORATED BY REFERENCE THERETO)
                                                                          ----------------------------------

    10.10      Agreement  and   Plan  of  Merger  dated  as  of    Appendix B  to  Definitive  Proxy  Statement for a
               September 30, 1997  by  and  among  the Company,    Special Meeting of Shareholders commenced on March
               Marriott - ICC  Merger Corp.,  New  Marriott MI,    17, 1998 and adjourned on March 20, 1998.
               Inc., Sodexho Alliance, S.A., and  International
               Catering Corporation.

    10.11      Omnibus  Restructuring  Agreement  dated  as  of    Appendix C to Definitive Proxy Statement for a
               September  30,  1997  by  and among the Company,    Special Meeting of Shareholders commenced on
               Marriott - ICC  Merger  Corp.,  New Marriott MI,    March 17, 1998 and adjourned on March 20, 1998.
               Inc., Sodexho Alliance, S.A., and  International
               Catering Corporation.

    10.12      Amendment  Agreement,  dated  as of  January 28,    Appendix D to Definitive Proxy Statement for a
               1998,  by  and among the  Company,  Marriott-ICC    Special Meeting of Shareholders commenced on
               Merger  Corp.,  New  Marriott  MI, Inc., Sodexho    March 17, 1998 and adjourned on March 20, 1998.
               Alliance,  S.A.,   and   International  Catering
               Corporation.

    10.13      Employee   Benefits   and    Other    Employment    Exhibit  No.  10.1 to Form  10 of New  Marriott  MI,
               Matters   Allocation   Agreement,  dated  as  of    Inc. filed on February 1, 1998.
               September 30, 1997,  by  and between the Company
               and  New Marriott MI, Inc.  Computation of Ratio
               of Earnings to Fixed  Charges.  Subsidiaries  of
               Marriott International, Inc.  Consent  of Arthur
               Andersen LLP. Forward-Looking Statements.

    10.14      Trademark  and  Trade  Name  License   Agreement    Exhibit No.  10.18 to Form 10-K/A filed on April 15,
               dated  as of March 27, 1998  among the  Company,    1998.
               New Marriott and Marriott Worldwide Corporation.

    10.15      Royalty Agreement dated  as of  March  27,  1998    Exhibit  No.  10.19  to Form  10-K/A  filed on April
               between Sodexho Alliance, S.A. and the Company.     15, 1998.

    10.16      $620   million  Credit  Agreement  dated  as  of    (a) Exhibit No. 10(a) to Form 8-K/A dated April 27,
               January 30, 1998 with the  Company, as Borrower,    1998; and (b) Exhibit No. 10(c) to Form 8-K/A
               certain  initial  lenders,  as  Initial Lenders,    dated April 27, 1998 (Amendment No. 1).
               Societe Generale and J.P. Morgan Securities Inc.
               ("J.P. Morgan"), as Arrangers, Societe Generale,
               as Administrative  Agent,  and  Morgan  Guaranty
               Trust  Company  of   New  York   ("Morgan"),  as
               Documentation Agent, as amended.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K, CONTINUED

(A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT, CONTINUED

         (3)      Exhibits, Continued

 EXHIBIT                      DESCRIPTION                           INCORPORATION BY REFERENCE (WHERE A REPORT OR
 -------                      -----------                           ---------------------------------------------
   NO.                                                             REGISTRATION STATEMENT IS INDICATED BELOW, THAT
   ---                                                             -----------------------------------------------
                                                                      DOCUMENT HAS BEEN PREVIOUSLY FILED BY THE
                                                                      -----------------------------------------
                                                                        COMPANY AND THE APPLICABLE EXHIBIT IS
                                                                        -------------------------------------
                                                                          INCORPORATED BY REFERENCE THERETO)
                                                                          ----------------------------------

    10.17      $735  million  Credit   Agreement  dated  as  of    (a) Exhibit No. 10(b) to Form 8-K/A dated April 27,
               January   30,   1998   with   Sodexho   Marriott    1998 and (b) Exhibit No. 10(d) to Form 8-K/A dated
               Operations, Inc.,  as  Borrower, the Company, as    April 27, 1998 (Amendment No. 1).
               Parent  Guarantor,  certain  initial lenders, as
               Initial Lenders, Societe Generale and Morgan, as
               Initial Issuing Banks,  Morgan, as Documentation
               Agent  and  Administrative  Agent,  and  Societe
               Generale  and  J.P.  Morgan,  as  Arrangers,  as
               amended.

    10.18      Stockholder Agreement dated as of March 27, 1998    Exhibit No.  10.22 to Form 10-K/A filed on April 15,
               with Sodexho Alliance, S.A.                         1998.

    10.19      Severance  agreement  with  Charles  D.  O'Dell,    Filed herewith.
               dated as of May 3, 1999.

     12        Schedule of  Ratio of Earnings to Fixed Charges.    Filed herewith.

     21        Subsidiaries of  Sodexho Marriott Services, Inc.    Filed herewith.

    23.1       Consent  of  PricewaterhouseCoopers   LLP,          Filed herewith.
               Independent Public Accountants.

    23.2       Consent of Arthur Andersen LLP,                     Filed herewith.
               Independent Public Accountants.

     24        Power of Attorney.                                  Filed herewith.

     99        Forward-Looking Statements.                         Filed herewith.


(B)      REPORTS ON FORM 8-K

                  DATE                                        ITEM REPORTED
                  ----                                        -------------

September 17, 1998                                            Announcement   of  the   1999   Annual
                                                              Meeting of Stockholders.

May 3, 1999                                                   Announcement  of the  Company's  Board
                                                              of Directors  had named Michel  Landel
                                                              as  President   and  Chief   Executive
                                                              Officer  and a member  of the Board of
                                                              Directors of the Company.

July 29, 1999                                                 Announcement     relating    to    the
                                                              Company's investor  conference held in
                                                              New York, New York.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of October, 1999.



                                            SODEXHO MARRIOTT SERVICES, INC.


                                              By:  /S/ ROBERT A. STERN
                                                  -------------------------
                                                       Robert A. Stern
                                                       Senior Vice President and
                                                       General Counsel


         Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                       TITLE                                       DATE
---------                                       -----                                       ----


         *                                      President and Chief Executive Officer       October 29, 1999
---------------------------                     and Director (Principal
Michel Landel                                   Executive Officer)



/S/ LAWRENCE E. HYATT                           Senior Vice President and Chief Financial   October 29, 1999
---------------------------                     Officer (Principal Financial Officer)
Lawrence E. Hyatt



/S/ LOTA S. ZOTH                                Vice President, Corporate Controller and    October 29, 1999
---------------------------                     Chief Accounting Officer (Principal
Lota S. Zoth                                    Accounting Officer)



         *                                      Chairman and Director                       October 29, 1999
---------------------------
William J. Shaw


         *                                      Director                                    October 29, 1999
---------------------------
Daniel J. Altobello


         *                                      Director                                    October 29, 1999
---------------------------
Pierre Bellon


SIGNATURE                                       TITLE                                       DATE
---------                                       -----                                       ----



         *                                      Director                                    October 29, 1999
---------------------------
Bernard Carton


         *                                      Director                                    October 29, 1999
---------------------------
Doctor R. Crants


         *                                      Director                                    October 29, 1999
---------------------------
John W. Marriott III


         *                                      Director                                    October 29, 1999
---------------------------
Edouard de Royere




*By:  /S/ ROBERT A. STERN
    -----------------------
         Robert A. Stern
         Attorney- in- fact