Form 10-Q
period 1999-12-03
SODEXHO MARRIOTT SERVICES INC
filed 2000-01-18
CIK 905036

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  FOR THE THIRTEEN WEEKS ENDED DECEMBER 3, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 1-12188


                         SODEXHO MARRIOTT SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                   52-0936594
     --------------------------------                  -------------------
       (State or other jurisdiction                     (I.R.S. Employer
     of incorporation or organization)                 Identification No.)


     9801 WASHINGTONIAN BOULEVARD, GAITHERSBURG, MARYLAND        20878
     ----------------------------------------------------     ----------
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

                               Yes [X]   No [ ]


                                                         SHARES OUTSTANDING
            CLASS                                       AT JANUARY 13, 2000
     -------------------                                -------------------
     Common Stock $1.00
     par value per share                                    63,162,949

                         SODEXHO MARRIOTT SERVICES, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                            PAGE NO.
                                                                                            --------

Introduction

          Overview                                                                              1
          Forward-Looking Statements                                                            1
          Pro Forma Financial Information (Unaudited)                                           2

Part I.   Financial Information (Unaudited):

            Condensed Consolidated Statement of Income - Thirteen Weeks Ended
                     December 3, 1999 and November 27, 1998                                     6

            Condensed Consolidated Balance Sheet -
                     as of December 3, 1999 and September 3, 1999                               7

            Condensed Consolidated Statement of Cash Flow - Thirteen Weeks Ended
                     December 3, 1999 and November 27, 1998                                     8

            Condensed Consolidated Statement of Stockholders' Deficit-
                     as of December 3, 1999                                                     9

            Notes to Condensed Consolidated Financial Statements                               10

            Management's Discussion and Analysis of Results of Operations
                     and Financial Condition                                                   19

            Quantitative and Qualitative Disclosures about Market Risk                         22


Part II.  Other Information and Signatures:

            Legal Proceedings                                                                  23

            Changes in Securities                                                              23

            Defaults Upon Senior Securities                                                    23

            Submission of Matters to a Vote of Security Holders                                23

            Other Information                                                                  23

            Exhibits and Reports on Form 8-K                                                   23

            Signatures                                                                         24

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

The Company was formerly named Marriott International, Inc. Upon the consummation of the distribution of its lodging, senior living and distribution services businesses to existing shareholders, which occurred on March 27, 1998, the Company then acquired (the "Acquisition") the North American operations of Sodexho Alliance, S.A. ("Sodexho"), and the combined operations were renamed Sodexho Marriott Services, Inc.

The Transactions

In general, in March 1998, the Company distributed to its shareholders (the "Distribution") the lodging segment and two of the three lines of business in the contract services segment - Marriott Senior Living Services ("MSLS") and Marriott Distribution Services ("MDS"). The lodging, MSLS and MDS business are collectively referred to as the Distributed Operations. The third line of business in the contract services segment, formerly known as Marriott Management Services ("MMS"), combined with Sodexho North America (Sodexho Financiere du Canada and subsidiaries, and International Catering Corporation and subsidiaries taken collectively are known as "Sodexho North America" or "Sodexho USA") and became the principal business of the Company. Immediately after the Distribution, Sodexho transferred to the Company the operations of Sodexho North America combined with a cash payment of $304 million in exchange for 29.9 million shares of the Company's common stock. Lastly, on March 27, 1998, the Company borrowed $615 million and $620 million under the Secured SMS Facility and Guaranteed SMS Facility, respectively (see Note 3). These proceeds were used to repurchase $713 million of the Company's $720 million publicly held debt and to repay its $950 million outstanding obligations under the Company's existing credit facility (the "Refinancing"). Collectively, the Distribution, Acquisition and Refinancing are called the "Transactions."

FORWARD-LOOKING STATEMENTS

This report by the Company contains forward-looking statements within the meaning of the federal securities laws. These statements are based on the Company's current expectations and relate to anticipated future events that are not historical facts, such as the Company's business strategies and their intended results.

The forward-looking statements included in this report are subject to numerous risks and uncertainties that could cause the Company's future activities and results of operations to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties, which are further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report, include: (i) the ability of the Company to adapt to various changes, including changes in its structure, senior management and in its relationship with its largest shareholder--Sodexho Alliance, (ii) the potential adverse impact of the Company's substantial indebtedness, (iii) the ability of the Company to attract, hire, train and retain competent management personnel, (iv) competition in the food services and facilities management industries, (v) the effects of general economic conditions, including the record low level of unemployment, (vi) the ability of the Company to retain clients and obtain new clients on satisfactory terms, and other factors described from time to time in the Company's filings with the Securities and Exchange Commission including those set forth in Exhibit 99 filed herein.

As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by, or on behalf of, the Company. The Company assumes no obligation to update any forward-looking statements.

PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

As of March 27, 1998, the assets, liabilities and business operations of the Company changed substantially due to the Transactions described in Notes 1 and 2 to the Condensed Consolidated Financial Statements. As a result of these changes, there are certain differences in the comparability of the Company's historical operating results presented in Part I of this document and the Company's ongoing operations. To assist readers in understanding the present operations of the Company, management believes it is meaningful and relevant to set forth in this report not only the actual results of operations for the 13 weeks ended December 3, 1999 ("First Quarter Fiscal Year 2000") compared with the historical 13 weeks ended November 27, 1998 (presented in Part I of this report), but also the pro forma results for the 13 weeks ended November 27, 1998 ("Pro Forma First Quarter Fiscal Year 1999") presented in this section. In addition, certain reclassifications have been made to the Pro Forma First Quarter Fiscal Year 1999 to conform to the current year's presentation.

No pro forma adjustments were made for the First Quarter Fiscal Year 2000 results. For the comparable period in fiscal year 1999, the historical results have been adjusted to exclude integration charges of $7.6 million pretax. Total integration charges included, among other items, training and relocating of former MMS employees, systems modifications, and other one-time costs associated with combining the predecessor companies.

UNAUDITED CONDENSED STATEMENT OF INCOME BY SEGMENT
FOR THIRTEEN WEEKS ENDED DECEMBER 3, 1999 AND
THE PRO FORMA THIRTEEN WEEKS ENDED NOVEMBER 27, 1998
($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                               THIRTEEN WEEKS ENDED
                                                   ----------------------------------------------
                                                                                 (PRO FORMA)
                                                      DECEMBER 3,                NOVEMBER 27,
                                                         1999                        1998
                                                   ------------------          ------------------
SALES
      Corporate Services                                     $  351                      $  335
      Health Care                                               335                         315
      Education                                                 422                         396
      Schools                                                   118                         108
      Canada                                                     44                          37
      Laundries/Other                                            18                          18
                                                   ------------------          ------------------
TOTAL SALES                                                   1,288                       1,209

OPERATING COSTS AND EXPENSES
      Corporate Services                                        330                         313
      Health Care                                               308                         289
      Education                                                 378                         352
      Schools                                                   111                         101
      Canada                                                     41                          35
      Laundries/Other                                            17                          18
                                                   ------------------          ------------------
TOTAL OPERATING COSTS AND EXPENSES                            1,185                       1,108
                                                   ------------------          ------------------

OPERATING PROFIT BEFORE
   CORPORATE ITEMS
      Corporate Services                                         21                          22
      Health Care                                                27                          26
      Education                                                  44                          44
      Schools                                                     7                           7
      Canada                                                      3                           2
      Laundries/Other                                             1                          --
                                                   ------------------          ------------------
TOTAL OPERATING PROFIT                                          103                         101

CORPORATE ITEMS:
  Amortization of Intangible Assets                              (9)                         (9)
  Corporate Expenses                                            (22)                        (18)
  Interest Expense, Net                                         (22)                        (23)
  Gain on Sale of Investment                                     --                           8
                                                   ------------------          ------------------

INCOME BEFORE INCOME TAXES                                       50                          59

Provision for Income Taxes                                      (22)                        (26)
                                                   ------------------          ------------------

NET INCOME                                                   $   28                      $   33
                                                   ==================          ==================

BASIC EARNINGS PER SHARE                                     $ 0.44                      $ 0.53
                                                   ==================          ==================

DILUTED EARNINGS PER SHARE                                   $ 0.44                      $ 0.52
                                                   ==================          ==================

DISCUSSION OF FIRST QUARTER FISCAL YEAR 2000 AND PRO FORMA FIRST QUARTER
     FISCAL YEAR 1999 RESULTS OF OPERATIONS

Total sales for First Quarter Fiscal Year 2000 were $1.29 billion, an increase of $79 million, or 6.5%, over $1.21 billion for Pro Forma First Quarter Fiscal Year 1999. This growth was mostly attributable to strong new sales and solid comparable growth in existing accounts in most of the Company's divisions. Overall, the Company also experienced gradually improving retention of its existing clients in the current quarter over the prior year's quarter.

Over half of the sales growth was attributed to the Education and Health Care divisions. The Education division experienced a change in the academic calendar versus last year, resulting in approximately two to three additional board days over the prior year's quarter. The Company expects this calendar shift to impact both the second and third quarters of the current fiscal year. The Health Care division sales growth benefited from several clients with contract changes where the employees were moved onto the Company's payroll, thus increasing the costs billed to those clients. Absent these two items, the Company estimates sales growth would have been about 5% for First Quarter Fiscal Year 2000 versus the prior year.

Managed volume, which represents the Company's measurement of gross revenues associated with all services the Company manages on behalf of its clients, is most relevant in the Health Care and Schools divisions. The Health Care division's managed volume was $712 million for First Quarter Fiscal Year 2000, up $13 million or 2% over the $699 million in managed volume for same quarter last year. Managed volume for the Schools division was $210 million for First Quarter Fiscal Year 2000, an increase of $16 million, or 8% over the $194 million for Pro Forma First Quarter Fiscal Year 1999. The growth in the Schools division was due to the impact of strong new sales in the later half of Fiscal Year 1999. Health Care's growth reflected inflationary increases in existing accounts.

Operating profit before corporate items (corporate expenses, interest expense and amortization of intangible assets) totaled $103 million for First Quarter Fiscal Year 2000, a slight increase when compared with $101 million in operating profit for the Pro Forma First Quarter Fiscal Year 1999. Operating profit increased mostly due to increases in the Canadian and Laundries divisions, as they experienced improving retention and strong comparable growth in existing client sales, with Canada also having an improving exchange rate between the U.S. and Canadian dollars. The Corporate Services division experienced a 5% decline in operating profit for the current quarter compared with the prior year's quarter, the result of increased labor rates in the highly competitive markets that the Corporate Services division serves. Due to the national trend of record low unemployment, the Company had in place several strategic initiatives regarding labor costs; however, the up-tick in labor rates occurred faster than the Company's initiatives could mitigate the increase. The Company anticipates this trend will have a comparable impact on the Corporate Services division's operating profit for the next quarter, with improvement anticipated in the second half of Fiscal Year 2000. Operating profit was flat in the remaining divisions as similar trends in new sales, gradually improving retention, and comparable growth in existing client accounts were offset by start-up costs in these divisions, the result of the strong new sales, which included several larger new sales accounts with higher start-up costs compared with the prior year.

Excluding Year 2000-related costs (see "Year 2000"), total operating costs, corporate expenses and amortization of intangible assets represented, in the aggregate, 94% of total sales for First Quarter Fiscal Year 2000, flat compared with Pro Forma First Quarter Fiscal Year 1999's ratio. The Company anticipates this margin will continue to be flat for the remainder of the current fiscal year when compared with the prior year, as the Company continues to reinvest the savings from its incremental purchasing synergies in the businesses. Overall, the Company achieved about $5 million in purchasing synergies, and as planned, reinvested these synergies in sales staff and management support teams. The Company anticipates that it will obtain approximately $15 to $20 million in additional synergies in Fiscal Year 2000, most of which will be reinvested in the businesses. Additionally, the Company anticipates synergies to reach $60 million in cost savings annually by fiscal year 2001.

DISCUSSION OF FIRST QUARTER FISCAL YEAR 2000 AND PRO FORMA FIRST QUARTER
     FISCAL YEAR 1999 RESULTS OF OPERATIONS, CONTINUED

Corporate expenses and amortization of intangible assets in the First Quarter Fiscal Year 2000 totaled $31 million, a 16% increase from the $27 million for the Pro Forma First Quarter Fiscal Year 1999. This increase was primarily due to an increase of approximately $2 million in Year 2000-related costs (see "Year 2000") and a $1 million increase in assistance fees paid to Sodexho Alliance for services received, as agreed upon in the merger agreements, as well as the annualized impact of open positions filled during Fiscal Year 1999. The Pro Forma First Quarter Fiscal Year 1999 included the favorable impact from the sale of the Company's Bright Horizons Family Solutions ("BFAM") investment for a pretax gain of $8 million, or $4 million after-tax ($0.07 per diluted common share).

The increase in corporate expenses along with the sale of BFAM in the prior year's first quarter contributed to a decrease in pretax income of $9 million, or 16%, to $50 million for the First Quarter Fiscal Year 2000. The effective tax rate for the current quarter was 44.0%, a decrease from 44.4% for 1999, due to the continuing implementation of effective tax planning strategies. Net income decreased to $28 million, or $0.44 per diluted share, compared with $33 million, or $0.52 per diluted share for Pro Forma First Quarter Fiscal 1999.

                                     PART I
                        FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.
FINANCIAL STATEMENTS

                         SODEXHO MARRIOTT SERVICES, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    ($ in millions, except per share amounts)
                                   (Unaudited)

                                                                           THIRTEEN             THIRTEEN
                                                                             WEEKS               WEEKS
                                                                             ENDED               ENDED
                                                                          DECEMBER 3,         NOVEMBER 27,
                                                                             1999                 1998
                                                                        ----------------    -----------------

SALES                                                                           $1,288               $1,209

Operating Costs and Expenses                                                     1,185                1,109
                                                                        ----------------    -----------------

OPERATING PROFIT BEFORE CORPORATE ITEMS                                            103                  100

CORPORATE ITEMS:
   Corporate expenses, including amortization of intangible assets                 (31)                 (33)
   Interest expense, net                                                           (22)                 (23)
   Gain on sale on investment                                                       --                    8
                                                                        ----------------    -----------------

Income Before Income Taxes                                                          50                   52
Provision for income taxes                                                         (22)                 (23)
                                                                        ----------------    -----------------

NET INCOME                                                                      $   28               $   29
                                                                        ================    =================

BASIC EARNINGS PER SHARE                                                        $ 0.44               $ 0.46
                                                                        ================    =================

DILUTED EARNINGS PER SHARE                                                      $ 0.44               $ 0.45
                                                                        ================    =================


            See notes to condensed consolidated financial statements.

                         SODEXHO MARRIOTT SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 ($ in millions)


                                                                                     DECEMBER 3,             SEPTEMBER 3,
                                                                                        1999                     1999
                                                                                     (UNAUDITED)
                                                                                  ------------------      -------------------

                                     ASSETS
Current Assets
   Cash and equivalents                                                                    $    47                  $    48
   Accounts and notes receivable, net                                                          555                      445
   Other                                                                                       147                      149
                                                                                  ------------------      -------------------
              Total current assets                                                             749                      642

Property and equipment, net                                                                     86                       85
Intangible assets, net                                                                         526                      535
Other assets                                                                                    84                       85
                                                                                  ------------------      -------------------
                                                                                           $ 1,445                  $ 1,347
                                                                                  ==================      ===================



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Current portion of long-term debt                                                       $   194                  $   133
   Accounts payable                                                                            261                      238
   Other current liabilities                                                                   366                      347
                                                                                  ------------------      -------------------
                Total current liabilities                                                      821                      718

Long-term debt                                                                                 960                      980
Other long-term liabilities                                                                    114                      113
Convertible subordinated debt                                                                    -                       30

Stockholders' Deficit
   Preferred stock, no par value, 1 million shares authorized; no shares issued                  -                        -
   Common stock, $1 par value, 300 million shares authorized;
     63 million and 62 million shares issued and outstanding
     at December 3, 1999, and September 3, 1999, respectively                                   63                       62
   Additional paid-in capital                                                                1,346                    1,326
   Accumulated deficit                                                                      (1,861)                  (1,884)
   Accumulated other comprehensive income                                                        2                        2
                                                                                  ------------------      -------------------
                Total stockholders' deficit                                                   (450)                    (494)
                                                                                  ------------------      -------------------
                Total liabilities and stockholders' deficit                                $ 1,445                  $ 1,347
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

                         SODEXHO MARRIOTT SERVICES, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                 ($ in millions)
                                   (Unaudited)


                                                                                 THIRTEEN                   THIRTEEN
                                                                               WEEKS ENDED                WEEKS ENDED
                                                                             DECEMBER 3, 1999          NOVEMBER 27, 1998
                                                                          -----------------------    -----------------------

CASH USED IN OPERATING ACTIVITIES
   Net Income                                                                              $ 28                       $ 29
   Adjustments to reconcile to cash used in operating activities:
       Depreciation and amortization expense                                                 21                         21
       Gain on sale of investment                                                             -                         (8)
       Deferred income taxes                                                                  -                          1
       Changes in working capital                                                           (71)                       (67)
       Other                                                                                  3                          7
                                                                          -----------------------    -----------------------
NET CASH USED IN OPERATING ACTIVITIES                                                       (19)                       (17)

CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                                                                     (15)                       (12)
   Dispositions                                                                               3                         21
   Payments for excess net tangible assets                                                    -                        (22)
   Other                                                                                     (1)                        (4)
                                                                          -----------------------    -----------------------
NET CASH USED IN INVESTING ACTIVITIES                                                       (13)                       (17)

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from borrowings from short-term credit facility                                  61                         30
   Repayments of long-term debt                                                             (20)                         -
   Payments for redemption of convertible subordinated debt                                 (11)                         -
   Issuance of common stock                                                                   1                          1
                                                                          -----------------------    -----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    31                         31
                                                                          -----------------------    -----------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (1)                        (3)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                                48                         79
                                                                          -----------------------    -----------------------

CASH AND CASH EQUIVALENTS END OF PERIOD                                                    $ 47                       $ 76
                                                                          =======================    =======================








            See notes to condensed consolidated financial statements.

                         SODEXHO MARRIOTT SERVICES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                              (amounts in millions)
                                   (Unaudited)


                                                                                              ACCUMULATED
  NUMBER                                                       ADDITIONAL                        OTHER
    OF                                            COMMON        PAID-IN      ACCUMULATED     COMPREHENSIVE
  SHARES                                          STOCK          CAPITAL        DEFICIT           INCOME           TOTAL
------------ ------------------------------- --------------- -------------- --------------- ----------------- ---------------

       62.3  Balance, September 3, 1999                $62         $1,326         $(1,884)               $2           $(494)

         --  Net income                                  -              -              28                 -              28
         --  Foreign exchange translation                -              -               -                 -               -
------------ ------------------------------- --------------- -------------- --------------- ----------------- ---------------
         --  TOTAL COMPREHENSIVE INCOME                  -              -              28                 -              28

             Conversion of convertible
        0.8    subordinated debt                         1             19               -                 -              20
             Dividends ($0.08 per
         --    common share)                             -              -              (5)                -              (5)
             Employee stock plan
         --    issuance and other                        -              1               -                 -               1
------------ ------------------------------- --------------- -------------- --------------- ----------------- ---------------

       63.1  Balance, December 3, 1999                 $63         $1,346         $(1,861)               $2           $(450)
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

The accompanying Condensed Consolidated Financial Statements of the Company have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended September 3, 1999.

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 3, 1999 and September 3, 1999, and the results of operations for the 13 weeks ended December 3, 1999 and November 27, 1998.

Interim results are not necessarily indicative of fiscal year performance. All material intercompany transactions and balances between Sodexho Marriott Services, Inc., and its consolidated subsidiaries have been eliminated. Certain amounts previously presented have been reclassified to conform to the current presentation.

TRANSACTIONS

In general, in March 1998, the Company distributed to its shareholders (the "Distribution") the lodging segment and two of the three lines of business in the contract services segment - Marriott Senior Living Services ("MSLS") and Marriott Distribution Services ("MDS"). The lodging, MSLS and MDS business are collectively referred to as the Distributed Operations. The third line of business in the contract services segment, formerly known as Marriott Management Services ("MMS"), combined with Sodexho North America (Sodexho Financiere du Canada and subsidiaries, and International Catering Corporation and subsidiaries taken collectively are known as "Sodexho North America" or "Sodexho USA") and became the principal business of the Company. Immediately after the Distribution, Sodexho transferred to the Company the operations of Sodexho North America combined with a cash payment of $304 million in exchange for 29.9 million shares of the Company's common stock. Lastly, on March 27, 1998, the Company borrowed $615 million and $620 million under the Secured SMS Facility and Guaranteed SMS Facility, respectively (see Note 3). These proceeds were used to repurchase $713 million of the Company's $720 million publicly held debt and to repay its $950 million outstanding obligations under the Company's existing credit facility (the "Refinancing"). Collectively, the Distribution, Acquisition and Refinancing are called the "Transactions."

                         SODEXHO MARRIOTT SERVICES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

The allowance for doubtful accounts was $21 million at December 3, 1999 and September 3, 1999. Concentration of credit risk within accounts receivable is limited because a large number of customers make up the Company's customer base, thus spreading risk associated with trade credit. In addition, the Company closely monitors its accounts receivable. The Company generally does not require collateral and maintains reserves for potential uncollectible amounts, which, in the aggregate, have not exceeded management's expectations.

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

On October 7, 1999, Marriott International, Inc. ("MI") notified all holders of the LYONs (see "Convertible Subordinated Debt" in Note 3), that MI had elected to redeem all of the LYONs at a price of $619.65 for each $1,000 principal amount at maturity of the LYONs, with a redemption date of November 8, 1999. Conversion of the LYONs resulted in the issuance of 0.8 million shares of the Company's common stock.

                         SODEXHO MARRIOTT SERVICES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents. The Company uses drafts in its cash management system. At December 3, 1999 and September 3, 1999, the Company had $89 million and $83 million of outstanding drafts included in accounts payable, respectively.

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

INTANGIBLE ASSETS

Intangible assets primarily consist of goodwill and customer relationships. Intangible assets are amortized on a straight-line basis over periods generally ranging from 30 to 40 years for goodwill and 10 to 20 years for customer relationships. Amortization expense totaled $9 million for each of the 13 weeks ended December 3, 1999 and November 27, 1998.

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

ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income for the Company includes activity in foreign exchange translation adjustments and securities available for sale under SFAS No. 115. Items identified as comprehensive income are reported, under separate captions, in the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Stockholders' Deficit.

Results for the Canada division are translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities are translated using the exchange rate in effect at the applicable balance sheet date, and the resulting translation adjustments are reflected in stockholders' deficit as accumulated other comprehensive income.

Total accumulated other comprehensive income included $3.7 million of gross foreign exchange translations gains, net of taxes totaling $1.6 million, at December 3, 1999. Total accumulated other comprehensive income included gross foreign exchange translation gains totaling $3.1 million, net of taxes totaling $1.4 million at September 3, 1999. During the First Quarter Fiscal Year 2000, total comprehensive income was comprised of $28 million in net income and $0.6 million of gross foreign translation gains, net of taxes totaling $0.2 million.

                         SODEXHO MARRIOTT SERVICES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

SEGMENT REPORTING

Information from operating segments is derived from methods used by the Company's management to allocate resources and measure performance. For fiscal year reporting, the Company disclosed profit/loss, revenues and assets for each segment identified, including reconciliations of these items to consolidated totals. For interim reporting periods, the Company disclosed profit/loss and revenues for each segment (see Note 6). The Company also disclosed the basis for identifying the segments and the types of products and services within each segment.

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


(2)  INTEGRATION AND RESTRUCTURING

Integration costs, reflecting the undertaking by the Company to integrate and realign resources for more effective and efficient execution of operating strategies, totaled $8 million during the First Quarter of Fiscal Year 1999. The operating profit before corporate items for First Quarter of Fiscal Year 1999 included $1.2 million of integration charges while corporate expenses included $6.4 million of these charges. The integration costs included, among other items, training and relocating of former MMS employees, incremental overhead during the integration phase, systems modifications, and other one-time costs.

Restructuring costs represent employee termination benefits, office closure expenditures, and other costs related to a restructuring plan initiated from the Transactions. The acquisition reserve, which totaled $7 million at December 3, 1999, generally represents the remaining estimated cost of termination benefits, which are generally paid out over a period of time, for approximately 350 former Sodexho North America employees, as well as the estimated cost for the closure and excess capacity in certain Sodexho North America offices.

Acquisition reserve activity is detailed below:

                                          BALANCE AS OF                                       BALANCE AS OF
                                        SEPTEMBER 3, 1999             PAYMENTS              DECEMBER 3, 1999
                                      ---------------------- -- ---------------------- -- ----------------------
                                                                   ($ in millions)

Employee Terminations                                  $2.4                    $(0.9)                      $1.5
Relocation of Sodexho Facilities                        0.7                       --                        0.7
Closures                                                1.9                     (0.2)                       1.7
Other Restructuring                                     2.6                       --                        2.6
                                      ----------------------    ----------------------    ----------------------
Total                                                  $7.6                    $(1.1)                      $6.5
                                      ======================    ======================    ======================

                         SODEXHO MARRIOTT SERVICES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

(3)  DEBT

                                                            DECEMBER 3,          SEPTEMBER 3,
                                                               1999                  1999
                                                         -----------------     -----------------
                                                                    ($ in millions)
SHORT-TERM DEBT:
Current Portion of Long-Term Debt                                 $   80                $   80
Senior Secured Revolving Credit Facility                             113                    52
Other                                                                  1                     1
                                                         -----------------     -----------------
      Total                                                       $  194                $  133
                                                         =================     =================

LONG-TERM DEBT:
Senior Secured Credit Facility, maturing 2004
   averaging 6.88% in fiscal year 2000                            $  410                $  430
Senior Guaranteed Credit Facility, due 2005
   averaging 6.93% in fiscal year 2000                               620                   620
Unsecured debt:
   Senior Debt, maturing through 2009
      averaging 7.07% in fiscal year 2000                              6                     6
   Other                                                               1                     1
Capital Lease Obligations                                              3                     3
                                                         -----------------     -----------------
      Total                                                       $1,040                $1,060

Amount Reclassified to Short-Term Debt                               (80)                  (80)
                                                         -----------------     -----------------
                                                                  $  960                $  980
                                                         =================     =================


Senior Secured Credit Facility - the senior secured credit facility consists of $235 million of revolving credit and an additional $500 million, six-year term loan facility. Interest is based on a bank prime rate, an amount over the Federal funds rate, or an amount over the London interbank offered rate for Eurodollar deposits ("LIBOR"), payable in arrears quarterly. At December 3, 1999, the Company is paying a rate of 6.84% on the term loan facility, adjusted for fee amortization and hedging costs. The senior secured credit facility is secured predominately by inventory, accounts receivable and the stock of certain subsidiaries of the Company. Up to $100 million of the $235 million revolving credit may be used to collateralize letters of credit, which totaled $33 million at December 3, 1999, and September 3, 1999. At December 3, 1999, $89 million of this facility was not used and was available to the Company, compared with $150 million at September 3, 1999.

Senior Guaranteed Credit Facility - the senior guaranteed credit facility consists of a $620 million seven-year term loan. Interest is based on a bank prime rate, an amount over the Federal funds rate, or an amount over LIBOR, payable in arrears quarterly. At December 3, 1999, the Company is paying a rate of 6.87% on this facility, adjusted for fee amortization and hedging costs. This facility is guaranteed by Sodexho, for which the Company pays Sodexho an annual fee of 0.5% of the outstanding balance of the Senior Guaranteed Credit Facility, or $3 million pretax.

The Company's debt agreements require the maintenance of certain financial ratios and stockholders' equity balances, and also include, among other things, limitations on additional indebtedness, certain acquisitions, dividend payments, pledging of assets, and other restrictions on operations related to cash flow. The Company met the financial covenants of the debt agreements as of December 3, 1999 and for the 13-weeks then ended.

                         SODEXHO MARRIOTT SERVICES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

(3)  DEBT, CONTINUED

CONVERTIBLE SUBORDINATED DEBT

On March 25, 1996, the Company issued $540 million (principal amount at maturity) of zero coupon convertible subordinated debt in the form of Liquid Yield Option(TM) Notes ("LYONs") due 2011. Each $1,000 LYON was convertible at any time, at the option of the holder, into 8.76 shares of the Company's Common Stock prior to the Transactions and the Distribution (see below). The LYONs were issued at a discount representing a yield to maturity of 4.25%. The Company recorded the LYONs at the discounted amount at issuance. Accretion was recorded as interest expense and an increase to the carrying value. Gross proceeds from the LYONs issuance were $288 million.

Upon consummation of the Distribution, each LYON was convertible into 2.19 shares of the Company's common stock (after giving effect for the one-for-four reverse stock split), as well as 17.52 shares of MI's Common Stock. The LYONs were assumed by MI, and the Company assumed responsibility for a portion of the LYONs equal to its pro rata share of the relative equity values of the Company and MI as determined in good faith by the Company prior to the Distribution, although MI remains liable to the holders of the LYONs for any payments that the Company fails to make on its allocable portion.

On October 7, 1999, MI notified all holders of the LYONs, that MI had elected to redeem all of the LYONs at a price of $619.65 for each $1,000 principal amount at maturity of the LYONs, with a redemption date of November 8, 1999. The Company's allocated portion of the LYONs totaled $30 million just prior to conversion, and at September 3, 1999. The results of the redemption for the Company were the issuance of approximately 760,000 common shares and a payment of $10.8 million to MI for the Company's share of bondholders choosing to redeem in cash.

INTEREST-RATE AGREEMENTS

At December 3, 1999, the majority of the Company's debt was payable at variable rates of interest. As part of the Refinancing of the Company's debt, the Company entered into several interest-rate agreements on May 29, 1998 totaling $900 million in notional principal balances to hedge a portion of its variable rate debt. These agreements guarantee a fixed rate of interest over the life of the agreements. The Company is paying a fixed rate ranging between 5.70% and 5.90%, plus a residual margin that is not hedged relating to the underlying variable-rate debt. The weighted-average rate for the total debt portfolio, including the affect of the interest-rate agreements, was 6.94% at December 3, 1999. These agreements expire between May 2001 and February 2005.

Details of these interest rate agreements as of December 3, 1999 are as follows:

                                                                                                    YEAR-TO-DATE
                                       NOTIONAL                           WEIGHTED-AVERAGE           NET IMPACT
                                      PRINCIPAL         FAIR               INTEREST RATE           TO EARNINGS--
              TERMS                    BALANCE         VALUE*           PAID          RECEIVED        13 WEEKS
----------------------------------- --------------- -------------- --------------- --------------- ---------------
         ($ in millions)
Received Variable
   Pay Fixed, Maturing 5/--8/01               $400            $ 4           5.71%           6.11%          $(0.2)
Received Variable
   Pay Fixed, Maturing 8/02                    300              5           5.84            6.11            (0.3)
Received Variable
   Pay Fixed, Maturing 8/05                    200              6           5.90            6.11            (0.2)
----------------------------------- --------------- -------------- --------------- --------------- ---------------
                                              $900            $15           5.80%           6.11%          $(0.7)
=================================== =============== ============== =============== =============== ===============

*-- based on the termination cost for these agreements obtained by third party market quotes.

At December 3, 1999, the Company did not have any accrued interest receivable or payable to its counterparties and did not have any unamortized fees or premiums under these agreements. All of the Company's interest-rate agreements are for purposes other than trading.

                         SODEXHO MARRIOTT SERVICES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

(4)  STOCKHOLDERS' DEFICIT

STOCKHOLDERS' DEFICIT

The Company is authorized to issue three hundred million shares of the Company's common stock, with a par value of $1 per share. At December 3, 1999, the Company had 63,138,862 shares outstanding. One million shares of preferred stock, without par value, are authorized, with none issued.

EARNINGS PER SHARE

The following table details earnings and number of shares used in the basic and diluted earnings per share calculations.

                                                                      THIRTEEN               THIRTEEN
                                                                        WEEKS                  WEEKS
                                                                        ENDED                  ENDED
                                                                     DECEMBER 3,           NOVEMBER 27,
                                                                         1999                  1998
                                                                  -------------------    ------------------
                                                                   (in millions, except per share amounts)

COMPUTATION OF BASIC EARNINGS PER SHARE:
Net Income                                                                   $   28                $   29
                                                                  ===================    ==================
Weighted Average Shares Outstanding                                            62.5                  62.0
                                                                  ===================    ==================

BASIC EARNINGS PER SHARE                                                     $ 0.44                $ 0.46
                                                                  ===================    ==================

COMPUTATION OF DILUTED EARNINGS PER SHARE:
Net Income                                                                   $ 27.8                $ 28.7
After-tax Interest Expense on Convertible Subordinated Debt                     0.1                   0.2
                                                                  -------------------    ------------------
Diluted Net Income                                                           $ 27.9                $ 28.9
                                                                  ===================    ==================

Weighted Average Shares Outstanding                                            62.5                  62.0
Effect of Dilutive Securities*:
  Employee Stock Option Plan                                                    0.2                   0.8
  Deferred Stock Incentive Plan                                                 0.1                   0.1
  Convertible Subordinated Debt                                                 0.9                   1.2
                                                                  -------------------    ------------------
Diluted Weighted Average Shares Outstanding                                    63.7                  64.1
                                                                  ===================    ==================

DILUTED EARNINGS PER SHARE                                                   $ 0.44                $ 0.45
                                                                  ===================    ==================


* -- Certain employee and deferred stock options to purchase shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and thus were anti-dilutive. The weighted-average total of excluded shares was approximately 3.9 million and 4 thousand at December 3, 1999 and November 27, 1998, respectively.

                         SODEXHO MARRIOTT SERVICES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

(5)  EMPLOYEE BENEFIT AND INCENTIVE PLANS

DEFERRED COMPENSATION PLANS

Employees meeting certain eligibility requirements can participate in the Company's deferred compensation and savings plans. As part of the Distribution, the Company elected to continue the deferred compensation plan and has established a new savings plan for the Company separate from the MI profit sharing plan. The Company assumed the obligations and liabilities of the undistributed portion of the deferred compensation plan in relationship to the employees retained by the Company after the Distribution. The Company currently contributes generally 50% of the participants' contributions to these plans, limited to 6% of compensation, with certain exceptions. For the 13 weeks ended December 3, 1999, expenses that related to these plans totaled $2.8 million, compared to $3.6 million for the 13 weeks ended November 27, 1998.

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

Employee stock options may be granted to officers and key employees at exercise prices not less than the market price of the Company's stock on the date of grant. Most options under the stock option plans are exercisable in cumulative installments of one-fourth at the end of each of the first four years following the date of grant. The Company issued 2.4 million in stock option awards during the first 13 weeks of fiscal year 2000, which included approximately 500,000 of one-time grants for eligible unit general managers.

A summary of the Company's stock option activity during the 13 weeks ended December 3, 1999, is presented below:

                                                  THIRTEEN WEEKS ENDED
                                                    DECEMBER 3, 1999
                                          --------------------------------------
                                                                   WEIGHTED
                                             NUMBER OF             AVERAGE
                                              OPTIONS              EXERCISE
                                           (IN MILLIONS)            PRICE
                                          -----------------    -----------------
Outstanding at September 3, 1999                      4.6                  $21
Granted during the thirteen weeks                     2.4                   17
Exercised during the thirteen weeks                  (0.1)                   7
Forfeited during the thirteen weeks                     -                    -
                                          -----------------    -----------------
Outstanding at December 3, 1999                       6.9                  $20
                                          =================    =================
Options exercisable at December 3, 1999               2.2                  $18
                                          =================    =================

                         SODEXHO MARRIOTT SERVICES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

(6)  BUSINESS SEGMENTS

The Company is the leading provider in North America of outsourced food and facilities management services to businesses, health care facilities, colleges and universities, primary and secondary schools and other clients. The Company has six business segments within these markets: Corporate Services, Health Care, Education, Schools, Canada, and Laundries/Other.

SALES AND OPERATING PROFIT BY BUSINESS SEGMENT:

                                            13 WEEKS ENDED       13 WEEKS ENDED
                                              DECEMBER 3,         NOVEMBER 27,
                                                 1999                 1998
                                           ---------------- --- ----------------
                                                     ($ in millions)
GROSS SALES
      Corporate Services                           $  351               $  335
      Health Care                                     335                  315
      Education                                       422                  396
      Schools                                         118                  108
      Canada                                           44                   37
      Laundries/Other                                  18                   18
                                           ----------------     ----------------
Total Gross Sales                                  $1,288               $1,209
                                           ================     ================

GROSS OPERATING PROFIT
      Corporate Services                           $   21               $   22
      Health Care                                      27                   26
      Education                                        44                   44
      Schools                                           7                    6
      Canada                                            3                    2
      Laundries/Other                                   1                    -
                                           ----------------     ----------------
Total Gross Operating Profit                       $  103               $  100
                                           ================     ================

Corporate Items                                       (53)                 (48)
                                           ----------------     ----------------

Income  Before Income Taxes                        $   50               $   52
                                           ================     ================


(7)  COMMITMENTS AND CONTINGENCIES

The nature of the business of the Company causes it to be involved in routine legal proceedings from time to time. Management of the Company believes that there are no pending or threatened legal proceedings that upon resolution would have a material adverse impact to the Company.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
      AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of operations of the Company for the unaudited 13-week period ended December 3, 1999 ("First Quarter Fiscal Year 2000") as compared with the historical unaudited 13-week period ended November 27, 1998 ("First Quarter Fiscal Year 1999").

DUE TO THE DIFFERENCES IN THE COMPARABILITY OF THE COMPANY'S HISTORICAL OPERATING RESULTS FOR THE FIRST QUARTER FISCAL YEAR 2000 VERSUS FIRST QUARTER FISCAL YEAR 1999, MANAGEMENT BELIEVES THAT IT IS MOST MEANINGFUL AND RELEVANT, IN UNDERSTANDING THE PRESENT AND ONGOING OPERATIONS OF THE COMPANY, TO REVIEW THE COMPANY'S PRO FORMA OPERATING RESULTS PRESENTED IN THE "INTRODUCTION" SECTION OF THIS REPORT.

FIRST QUARTER FISCAL YEAR 2000 VS. FIRST QUARTER FISCAL YEAR 1999

Total sales for First Quarter Fiscal Year 2000 were $1.29 billion, an increase of $79 million, or 6.5%, over $1.21 billion for First Quarter Fiscal Year 1999. This growth was mostly attributable to strong new sales and solid comparable growth in existing accounts in most of the Company's divisions. Overall, the Company also experienced gradually improving retention of its existing clients in the current quarter over the prior year's quarter.

Over half of the sales growth was attributed to the Education and Health Care divisions. The Education division experienced a change in the academic calendar versus last year, resulting in approximately two to three additional board days over the prior year's quarter. The Company expects this calendar shift to impact both the second and third quarter of the current fiscal year. The Health Care division's sales growth benefited from several clients with contract changes where the employees were moved onto the Company's payroll, which increased the costs billed to those clients. Thus, adjusting for these items, the Company estimates sales growth would have been about 5% for First Quarter Fiscal Year 2000 versus the prior year.

Managed volume, which represents the Company's measurement of gross revenues associated with all services the Company manages on behalf of its clients, is most relevant in the Health Care and Schools divisions. The Health Care division's managed volume was $712 million for First Quarter Fiscal Year 2000, up $13 million or 2% over the $699 million in managed volume for same quarter last year. Managed volume for the Schools division was $210 million for First Quarter Fiscal Year 2000, an increase of $16 million, or 8% over the $194 million for First Quarter Fiscal Year 1999. The growth in the Schools division was due to the impact of strong new sales in the later half of Fiscal Year 1999. Health Care's growth reflected inflationary increases in existing accounts.

Operating profit before corporate items (corporate expenses, interest expense and amortization of intangible assets) totaled $103 million for First Quarter
Fiscal Year 2000, a 3% increase when compared with $100 million in operating profit for the First Quarter Fiscal Year 1999. Operating profit increased mostly due to increases in the Canadian and Laundries divisions, as they experienced improving retention and strong comparable growth in existing client sales, with Canada also having an improving exchange rate between the U.S. and Canadian dollars. The Corporate Services division experienced a 5% decline in operating profit for the current quarter compared with the prior year's quarter, the result of increased labor rates in the highly competitive markets that the Corporate Services division serves. Due to the national trend of record low unemployment, the Company had in place several strategic initiatives regarding labor costs; however, the up-tick in labor rates occurred faster than the Company's initiatives could mitigate the increase. The Company anticipates this trend will have a comparable impact on the Corporate Services division's operating profit for the next quarter, with improvement anticipated in the second half of Fiscal Year 2000. Operating profit was flat in the remaining divisions as similar trends in new sales, gradually improving retention, and comparable growth in existing client accounts were offset by start-up costs in these divisions, the result of the strong new sales, which included several larger new sales accounts with higher start-up costs compared with the prior year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
      FINANCIAL CONDITION, CONTINUED

FIRST QUARTER FISCAL YEAR 2000 VS. FIRST QUARTER FISCAL YEAR 1999, CONTINUED

Excluding integration and Year 2000-related costs (see "Year 2000"), total operating costs, corporate expenses and amortization of intangible assets represented, in the aggregate, 94% of total sales for First Quarter Fiscal Year 2000, flat compared with First Quarter Fiscal Year 1999's ratio. The Company anticipates this margin will continue to be flat for the remainder of the current fiscal year when compared with the prior year, as the Company continues to reinvest the savings from its incremental purchasing synergies in the businesses. Overall, the Company achieved about $5 million in purchasing synergies, and as planned, reinvested these synergies in sales staff and management support teams. The Company anticipates that it will obtain approximately $15 to $20 million in additional synergies in Fiscal Year 2000, most of which will be reinvested in the businesses. Additionally, the Company anticipates to reach $60 million in cost savings annually by fiscal year 2001.

Corporate expenses and amortization of intangible assets in the First Quarter Fiscal Year 2000 totaled $31 million, a 16% increase from the $27 million for the First Quarter Fiscal Year 1999, after adjusting for approximately $6 million in integration costs included in the prior year's quarter (see Note 2). This increase was primarily due to an increase of approximately $2 million in Year 2000-related costs (see "Year 2000") and a $1 million increase in assistance fees paid to Sodexho Alliance for services received, as agreed upon in the merger agreements, as well as the annualized impact of open positions filled during Fiscal Year 1999. The First Quarter Fiscal Year 1999 included the favorable impact from the sale of the Company's Bright Horizons Family Solutions ("BFAM") investment for a pretax gain of $8 million, or $4 million after-tax ($0.07 per diluted common share).

The increase in corporate expenses along with the sale of BFAM in the prior year's first quarter contributed to a decrease in pretax income of $2 million, or 4%, to $50 million for the First Quarter Fiscal Year 2000. The effective tax rate for the current quarter was 44.0%, a decrease from 44.4% for 1999, due to the continuing implementation of effective tax planning strategies. Net income decreased to $28 million, or $0.44 per diluted share, compared with $29 million, or $0.45 per diluted share for First Quarter Fiscal Year 1999.

LIQUIDITY AND CAPITAL RESOURCES

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

Capital requirements are funded from a combination of existing cash balances and operating cash flow. Additionally, the Company anticipates achieving annual cost savings of approximately $60 million pretax by the end of fiscal year 2001, resulting from purchasing actions and administrative synergies. The Company estimates that it will achieve approximately $15 to $20 million in incremental synergies in fiscal year 2000, compared with $25 million achieved in fiscal year 1999. These anticipated cost savings will be available to pay down debt and reinvest in the Company to fund activities to enhance its competitive position. Anticipated incremental synergies generated in fiscal year 2000 are expected to be reinvested during fiscal year 2000. These reinvestments, which are targeted primarily for additional sales and management personnel, have already begun.

In addition, the Company has undertaken an information systems strategy study to evaluate the current state of its information systems, and consider information technology options. Among the options under consideration is the adoption of certain elements of the technology platform adopted by Sodexho Alliance. This evaluation will require additional time to study and review alternatives and their impact on capital investments, earnings, shareholder value and the provisions of the Company's debt agreements. Strategic developments in this area are expected to be finalized during Fiscal Year 2000. Most recently, the Company began a study of payroll and human resource related systems, as the Company migrates from the current Marriott International payroll-related systems by December 31, 2001. Previously, the Company had expected to migrate off the Marriott International payroll-related infrastructure no later than fiscal year 2002. Subject to the foregoing, the Company believes that current cash flow generated from operations and cash balances will be adequate to finance ongoing capital needs, meet debt service requirements and fund the Company's planned growth initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
      FINANCIAL CONDITION, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

As of December 3, 1999, the Company had a $235 million revolving credit facility available at an interest rate of 7.70% to provide funds for liquidity, seasonal borrowing needs and other general corporate purposes. At December 3, 1999, $113 million of this facility was outstanding, while an additional $33 million of this revolving credit facility was utilized by letters of credit outstanding, principally related to insurance programs.

On October 13, 1999, the Board of Directors declared an $0.08 per common share dividend for Fiscal Year 1999, paid on December 10, 1999 to shareholders of record on November 22, 1999. The Company may pay dividends in the future, subject to the restrictive covenants contained in the Company's credit facility agreements and other relevant considerations. In general, the restrictive covenants do not permit the Company to pay dividends to shareholders in an amount greater than 40% of the Company's net income, or 45% when the ratio of the Company's consolidated debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio ("EBITDA", as defined in the documentation for the credit facility agreements) is less than 4 but not less than 3. This restriction will no longer apply when such ratio is less than 3. The payment and amount of cash dividends on the Company's common stock will be subject to the sole discretion of the Company's Board, which will review the Company's dividend policy at such times as may be deemed appropriate. The Board will closely monitor the results of the Company's operations, capital requirements, and other considerations to determine the extent to which a dividend may be declared in future periods.

The Company is required to make quarterly cash interest payments on its term facilities, as well as scheduled principal repayments on its Senior Secured Credit Facility (see Note 3) amounting to approximately: $80 million in 2000; $80 million in 2001; $90 million in 2002; $115 million in 2003 and $65 million in 2004.

On October 7, 1999, Marriott International notified all holders of the LYONs, that Marriott International had elected to redeem all of the LYONs at a price of $619.65 for each $1,000 principal amount at maturity of the LYONs, with a redemption date of November 8, 1999. The results of the redemption for the Company were the issuance of approximately 760,000 common shares and a payment of $10.8 million to MI for the Company's share of bondholders choosing to redeem in cash.

During the First Quarter of Fiscal Year 2000, the Company experienced its normal seasonal impact on working capital as accounts receivable and accounts payable increased with the increase in overall demand for services in the Education and Schools divisions during the quarter.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
      FINANCIAL CONDITION, CONTINUED

YEAR 2000

GENERAL. The Company has actively addressed potential Year 2000 issues. These issues could have arisen at any point in the Company's purchasing, supply, processing, distribution and financial chains. Although incomplete or untimely resolution of the Year 2000 issue by the Company, its key suppliers, clients and other parties could have had a material adverse effect on the Company's business, results of operations, financial condition and cash flow, the results to date indicate that Year 2000 issues have had no material adverse impact on the Company.

SYSTEMS. The Company has completed the implementation and rollout of compliant versions of software and personal computers to replace those the Company owns. In addition, the Company has completed the removal of nearly all of the non-compliant systems and expects completion in the next quarter. While the Company has experienced a few minor software failures, primarily in third party software, they have had no impact on the Company.

The Company's operations are reporting no Year 2000 compliance issues with respect to facilities systems and the supply chain. In addition, the Company has not received any reports indicating a need to implement a contingency plan.

RISKS. Some risks associated with the Year 2000 issue may remain. While the Company is conducting business as usual, the Company will continue to watch for Year 2000 related events that could impact its business, results of operation, financial condition and cash flow. The Company believes that its experience in handling business disruptions resulting from non-Year 2000 events should significantly reduce any adverse effects of any potential Year 2000 disruptions.

COSTS. The Company had previously estimated that the pretax costs to be borne by it to address the Year 2000 issue would be approximately $5-8 million, principally for modification, testing, validation, project management and contingency and business continuity planning. These costs have been expensed as incurred and funded from operating cash flow. Through First Quarter Fiscal Year 2000, approximately $7.6 million had been incurred and expensed, and the Company anticipates spending a total of approximately $8 million for this Project. The Company does not separately identify certain internal costs incurred for the Project, most of which are related to the Company's internal IT-personnel costs.


ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are not materially affected by changes in interest rates, due to the relatively low balances of borrowings at floating interest rates as well as notes receivable which earn a variable rate of interest. However, changes in interest rates also impact the fair value of the Company's debt, totaling $1.2 billion at December 3, 1999. If interest rates increased by 100 basis points, the fair value of the Company's debt would have decreased by approximately $19 million, while a 100 basis point decrease in rates would have increased the fair value of the Company's debt by approximately $20 million, based on balances at December 3, 1999.

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

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)   Exhibits

      Exhibit
        NO.                   DESCRIPTIONS
       ----                   ------------

        27        Financial Data Schedule of the Registrant

        99        Forward-Looking Statements

(b)   Reports on Form 8-K

      November 3, 1999                Press Release, dated November 3, 1999,
                                      announcing the resignation of
                                      Lawrence E. Hyatt as Chief Financial
                                      Officer of the Company.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SODEXHO MARRIOTT SERVICES, INC.


January 18, 2000                /S/ LOTA S. ZOTH
                                -----------------------------------------------
                                     Lota S. Zoth
                                     Vice President, Corporate Controller and
                                        Chief Accounting Officer