Form 10-Q
period 2000-03-03
SODEXHO MARRIOTT SERVICES INC
filed 2000-04-07
CIK 905036

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                   FOR THE THIRTEEN WEEKS ENDED MARCH 3, 2000

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

                                 Yes [X] No [ ]


                                                             SHARES OUTSTANDING
            CLASS                                             AT APRIL 5, 2000
     -------------------                                     ------------------
     Common Stock $1.00
     par value per share                                          63,171,484

                         SODEXHO MARRIOTT SERVICES, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                            PAGE NO.
                                                                                            --------

Introduction

          Overview                                                                              1
          Forward-Looking Statements                                                            1
          Pro Forma Financial Information (Unaudited)                                           2

Part I.   Financial Information (Unaudited):

            Condensed Consolidated Statement of Income -
                     Thirteen and Twenty-Six Weeks Ended March 3, 2000
                         and February 26, 1999                                                  7

            Condensed Consolidated Balance Sheet -
                     as of March 3, 2000 and September 3, 1999                                  8

            Condensed Consolidated Statement of Cash Flow - Twenty-Six Weeks Ended
                     March 3, 2000 and February 26, 1999                                        9

            Condensed Consolidated Statement of Stockholders' Deficit-
                     as of March 3, 2000                                                       10

            Notes to Condensed Consolidated Financial Statements                               11

            Management's Discussion and Analysis of Results of Operations
                     and Financial Condition                                                   20

            Quantitative and Qualitative Disclosures about Market Risk                         24


Part II.  Other Information and Signatures:

            Legal Proceedings                                                                  25

            Changes in Securities                                                              25

            Defaults Upon Senior Securities                                                    25

            Submission of Matters to a Vote of Security Holders                                25

            Other Information                                                                  26

            Exhibits and Reports on Form 8-K                                                   26

            Signatures                                                                         27

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

The forward-looking statements included in this report are subject to numerous risks and uncertainties that could cause the Company's future activities and results of operations to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties, which are further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report, include: (i) the ability of the Company to adapt to various changes, including changes in its structure, senior management and in its relationship with its largest shareholder--Sodexho Alliance, (ii) the potential adverse impact of the Company's substantial indebtedness, including restrictions and remedies available within the related debt covenants, (iii) the ability of the Company to attract, hire, train and retain competent management personnel, (iv) competition in the food services and facilities management industries, (v) the effects of general economic conditions, including the record low level of unemployment, (vi) the ability of the Company to retain clients and obtain new clients on satisfactory terms, and other factors described from time to time in the Company's filings with the Securities and Exchange Commission including those set forth in Exhibit 99 filed herein.

As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by, or on behalf of, the Company. The Company assumes no obligation to update any forward-looking statements.

PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

As of March 27, 1998, the assets, liabilities and business operations of the Company changed substantially due to the Transactions described in Notes 1 and 2 to the Condensed Consolidated Financial Statements. As a result of these changes, there are certain differences in the comparability of the Company's historical operating results presented in Part I of this document and the Company's ongoing operations. To assist readers in understanding the present operations of the Company, management believes it is meaningful and relevant to set forth in this report not only the actual results of operations for the 13 and 26 weeks ended March 3, 2000 ("Second Quarter Fiscal Year 2000" and "First Half Fiscal Year 2000," respectively) compared with the historical 13 and 26 weeks ended February 26, 1999 (presented in Part I of this report), but also the pro forma results for the 13 and 26 weeks ended February 26, 1999 ("Pro Forma Second Quarter Fiscal Year 1999" and "Pro Forma First Half Fiscal Year 1999," respectively) presented in this section. In addition, certain reclassifications have been made to the Pro Forma Second Quarter and First Half Fiscal Year 1999 to conform to the current year's presentation.

No pro forma adjustments were made for the Second Quarter or First Half Fiscal Year 2000 results. For the comparable periods in fiscal year 1999, the historical results have been adjusted to exclude integration charges of $5.4 million and $13.0 million pretax, respectively. Total integration charges included, among other items, training and relocating of former MMS employees, systems modifications, and other one-time costs associated with combining the predecessor companies.

UNAUDITED CONDENSED STATEMENT OF INCOME BY SEGMENT
FOR THIRTEEN AND TWENTY-SIX WEEKS ENDED MARCH 3, 2000 AND
THE PRO FORMA THIRTEEN AND TWENTY-SIX WEEKS ENDED FEBRUARY 26, 1999 ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                         THIRTEEN WEEKS ENDED                    TWENTY-SIX WEEKS ENDED
                                                 -------------------------------------    -------------------------------------
                                                                       (PRO FORMA)                              (PRO FORMA)
                                                     MARCH 3,          FEBRUARY 26,          MARCH 3,           FEBRUARY 26,
                                                       2000                1999                2000                 1999
                                                 -----------------   -----------------    ----------------    -----------------

SALES
      Corporate Services                                  $  349              $  324              $  700               $  659
      Health Care                                            348                 324                 683                  639
      Education                                              317                 294                 739                  690
      Schools                                                107                  96                 225                  204
      Canada                                                  39                  35                  83                   72
      Laundries/Other                                         19                  17                  37                   35
                                                 -----------------   -----------------    ----------------    -----------------

TOTAL SALES                                                1,179               1,090               2,467                2,299

OPERATING COSTS AND EXPENSES
      Corporate Services                                     327                 303                 657                  616
      Health Care                                            320                 296                 628                  585
      Education                                              299                 279                 677                  631
      Schools                                                101                  90                 212                  191
      Canada                                                  37                  33                  78                   68
      Laundries/Other                                         17                  16                  34                   34
                                                 -----------------   -----------------    ----------------    -----------------
TOTAL OPERATING COSTS AND EXPENSES                         1,101               1,017               2,286                2,125
                                                 -----------------   -----------------    ----------------    -----------------

OPERATING PROFIT BEFORE
   CORPORATE ITEMS
      Corporate Services                                      22                  21                  43                   43
      Health Care                                             28                  28                  55                   54
      Education                                               18                  15                  62                   59
      Schools                                                  6                   6                  13                   13
      Canada                                                   2                   2                   5                    4
      Laundries/Other                                          2                   1                   3                    1
                                                 -----------------   -----------------    ----------------    -----------------

TOTAL OPERATING PROFIT                                        78                  73                 181                  174

CORPORATE ITEMS:
  Amortization of Intangible Assets                          (10)                (10)                (19)                 (19)
  Corporate Expenses                                         (21)                (17)                (43)                 (35)
  Interest Expense, Net                                      (21)                (21)                (43)                 (44)
  Gain on Sale of Investment                                   -                   -                   -                    8
                                                 -----------------   -----------------    ----------------    -----------------

INCOME BEFORE INCOME TAXES                                    26                  25                  76                   84

Provision for Income Taxes                                   (12)                (11)                (34)                 (37)
                                                 -----------------   -----------------    ----------------    -----------------

NET INCOME                                                $   14              $   14              $   42               $   47
                                                 =================   =================    ================    =================

BASIC EARNINGS PER SHARE                                  $ 0.23              $ 0.23              $ 0.67               $ 0.76
                                                 =================   =================    ================    =================

DILUTED EARNINGS PER SHARE                                $ 0.23              $ 0.22              $ 0.67               $ 0.74
                                                 =================   =================    ================    =================

DISCUSSION OF SECOND QUARTER FISCAL YEAR 2000 AND PRO FORMA SECOND QUARTER
      FISCAL YEAR 1999 RESULTS OF OPERATIONS

Total sales for Second Quarter Fiscal Year 2000 were $1.18 billion, an increase of $89 million, or 8.2%, over $1.09 billion for Pro Forma Second Quarter Fiscal Year 1999. This growth was mostly attributable to favorable new sales trends and solid comparable growth in existing accounts in most of the Company's divisions. The School Services and Canada divisions had double-digit sales growth in the current quarter, with strong growth in the remaining divisions, when compared with the prior year's same period. Items that impacted sales growth in the Second Quarter Fiscal Year 2000 included $9 million for catering sales during the Year 2000 rollover operations in the Corporate Services division, and approximately $8 million for a calendar week shift in the Education division. The Health Care division experienced an $8 million increase in sales for the current quarter due to changes at several clients where employees were moved to the Company's payroll, thus increasing the costs billed to those clients.

Managed volume, which represents the Company's measurement of gross revenues associated with all services the Company manages on behalf of its clients, is most relevant in the Health Care and Schools divisions. The Health Care division's managed volume was $709 million for Second Quarter Fiscal Year 2000, up $4 million or 1% over the $705 million in managed volume for same quarter last year. The Health Care division's relatively flat managed volume growth was mostly due to the health care industry being under significant financial pressure, which impacts a large number of the Company's clients in certain geographic markets. Managed volume for the Schools division was $194 million for Second Quarter Fiscal Year 2000, an increase of $19 million, or 11% over the $175 million for Pro Forma Second Quarter Fiscal Year 1999. The growth in the Schools division was due to the impact of strong new sales that added proportionately as much managed volume as sales.

Operating profit before corporate items (corporate expenses, interest expense and amortization of intangible assets) totaled $78 million for Second Quarter Fiscal Year 2000, a 6.8%, or $5 million increase when compared with $73 million in operating profit for the Pro Forma Second Quarter Fiscal Year 1999. Operating profit increased mostly due to increases in the Education division, as it experienced strong comparable growth in existing client sales, in addition to the favorable impact of strong new sales in the latter half of Fiscal Year 1999. In the Health Care division, inflationary-based operating profit growth was partially offset by cost containment and reduction programs at the Company's clients, as this industry continues to consolidate, restructure and close health care facilities. Operating profit was flat in the remaining divisions as similar trends in new sales and comparable growth in existing client accounts were partially offset by first year operational inefficiencies in several of the Company's divisions.

Excluding Year 2000-related costs (see "Year 2000"), total operating costs, corporate expenses and amortization of intangible assets represented, in the aggregate, 96% of total sales for Second Quarter Fiscal Year 2000, which did not change from Pro Forma Second Quarter Fiscal Year 1999's ratio. The Company anticipates this margin will continue to be flat for the remainder of the current fiscal year when compared with the prior year, as the Company continues to reinvest the savings from its incremental purchasing synergies in the businesses. Overall, the Company achieved about $5 million in additional purchasing synergies for the Second Quarter Fiscal Year 2000, and as planned, reinvested most of these synergies in sales staff and management support teams. The Company anticipates that it will obtain approximately $10 million in additional synergies in Fiscal Year 2000, most of which will be reinvested in the businesses. The Company continues to anticipate synergies to reach $60 million in cost savings annually by fiscal year 2001.

Corporate expenses and amortization of intangible assets in the Second Quarter Fiscal Year 2000 totaled $31 million, a 15% increase from the $27 million for the Pro Forma Second Quarter Fiscal Year 1999. This increase was primarily due to a $2 million increase for the impact of open positions filled in the latter half of Fiscal Year 1999, and a $1 million increase in assistance fees paid to Sodexho Alliance for services received, as agreed upon in the merger agreements.

Despite an increase in corporate expenses pretax income increased $1 million, or 4%, to $26 million for the Second Quarter Fiscal Year 2000. The effective tax rate for the current quarter was 44.0%, a decrease from 44.4% for 1999, due to the continuing implementation of effective tax planning strategies. Net income of $14 million, or $0.23 per diluted share, was level with $14 million, or $0.22 per diluted share for Pro Forma Second Quarter Fiscal 1999. Diluted weighted average shares outstanding for the Second Quarter Fiscal Year 2000 were 63.3 million, compared to 64.0 million for the prior year's same period. This reduction was mostly due to the conversion of the convertible subordinated debt in November 1999 (see Notes 3 and 4 to the Condensed Consolidated Financial Statements).

DISCUSSION OF FIRST HALF FISCAL YEAR 2000 AND PRO FORMA FIRST HALF
      FISCAL YEAR 1999 RESULTS OF OPERATIONS

Total sales for First Half Fiscal Year 2000 were $2.47 billion, an increase of $168 million, or 7.3%, over $2.30 billion for Pro Forma First Half Fiscal Year 1999. This growth was mostly attributable to favorable new sales trends and solid comparable growth in existing accounts in most of the Company's divisions. The School Services and Canada divisions had double-digit sales growth in the current period, with strong growth in the remaining divisions, when compared with the prior year's same period. Items that impacted sales growth in the First Half Fiscal Year 2000 included $9 million for catering sales during the Year 2000 rollover operations in the Corporate Services division, and approximately $18 million for a calendar week shift in the Education division. The Health Care division experienced a $15 million increase in sales for the First Half Fiscal Year 2000 due to changes at several clients where employees were moved to the Company's payroll, thus increasing the costs billed to those clients.

Managed volume, which represents the Company's measurement of gross revenues associated with all services the Company manages on behalf of its clients, is most relevant in the Health Care and Schools divisions. The Health Care division's managed volume was $1.42 billion for First Half Fiscal Year 2000, up $18 million or 1% over the $1.40 billion in managed volume for same period last year. The Health Care division's relatively flat managed volume growth was mostly due to the health care industry being under significant financial pressure, impacting a large number of the Company's clients in certain geographic markets. Managed volume for the Schools division was $404 million for First Half Fiscal Year 2000, an increase of $35 million, or 10% over the $369 million for Pro Forma First Half Fiscal Year 1999. The growth in the Schools division was due to the impact of strong new sales that added proportionately as much managed volume as sales.

Operating profit before corporate items (corporate expenses, interest expense and amortization of intangible assets) totaled $181 million for First Half Fiscal Year 2000, an increase of $7 million, or 4.0% when compared with $174 million in operating profit for the Pro Forma First Half Fiscal Year 1999. Operating profit increased mostly due to increases in the Education division, the result of strong comparable growth in existing clients sales, in addition to the favorable impact of strong new sales in the latter half of Fiscal Year 1999. The Corporate Services division's operating profit was flat as it began the recovery from a 5% decline in operating profit in the first quarter compared with the prior year's quarter, the result of increased labor rates in the highly competitive markets that the Corporate Services division serves. Due to the national trend of record low unemployment, the Company had in place several strategic initiatives regarding labor costs; however, the up-tick in labor rates occurred faster than the Company's initiatives could mitigate the increase. The Company anticipates this trend will be mitigated in the second half of Fiscal Year 2000. In the Health Care division, inflationary-based operating profit growth was partially offset by cost containment and reduction programs at the Company's clients, as this industry continues to consolidate, restructure and close healthcare facilities. Operating profit was flat in the remaining divisions as similar trends in new sales and comparable growth in existing client accounts were partially offset by first year operational inefficiencies in several of the Company's divisions.

Excluding Year 2000-related costs (see "Year 2000"), total operating costs, corporate expenses and amortization of intangible assets represented, in the aggregate, 95% of total sales for First Half Fiscal Year 2000, which did not change from Pro Forma First Half Fiscal Year 1999's ratio. The Company anticipates this margin will continue to be flat for the remainder of the current fiscal year when compared with the prior year, as the Company continues to reinvest the savings from its incremental purchasing synergies in the businesses. Overall, the Company achieved about $10 million in additional purchasing synergies for the First Half Fiscal Year 2000, and as planned, reinvested most of these synergies in sales staff and management support teams. The Company anticipates that it will obtain approximately $10 million in additional synergies in Fiscal Year 2000, most of which will be reinvested in the businesses. The Company continues to anticipate synergies to reach $60 million in cost savings annually by fiscal year 2001.

Corporate  expenses  and  amortization  of  intangible  assets in the First Half
Fiscal Year 2000 totaled $62 million, a 15% increase from the $54 million for the Pro Forma First Half Fiscal Year 1999. This was primarily due to an increase of approximately $3 million for the impact of open positions filled in the latter half of Fiscal Year 1999, an increase of approximately $2 million in Year 2000-related costs (see "Year 2000") and a $3 million increase in assistance fees paid to Sodexho Alliance for services received, as agreed upon in the merger agreements. The Pro Forma First Half Fiscal Year 1999 also included the favorable impact from the sale of the Company's Bright Horizons Family Solutions ("BFAM") investment for a pretax gain of $8 million, or $4 million after-tax ($0.07 per diluted common share).

DISCUSSION OF FIRST HALF FISCAL YEAR 2000 AND PRO FORMA FIRST HALF
      FISCAL YEAR 1999 RESULTS OF OPERATIONS,  CONTINUED

The increase in corporate expenses along with the sale of BFAM in the prior year's first half contributed to a decrease in pretax income of $8 million, or 10%, to $76 million for the First Half Fiscal Year 2000. The effective tax rate for the current period was 44.0%, a decrease from 44.4% for 1999, due to the continuing implementation of effective tax planning strategies. Net income decreased to $42 million, or $0.67 per diluted share, compared with $47 million, or $0.74 per diluted share for Pro Forma First Half Fiscal 1999. Diluted weighted average shares outstanding for the First Half Fiscal Year 2000 were
63.5 million, compared to 64.1 million for the prior year's same period. This reduction was mostly due to the conversion of the convertible subordinated debt in November 1999 (see Notes 3 and 4 to the Condensed Consolidated Financial Statements).

                                     PART I
                        FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.
FINANCIAL STATEMENTS

                         SODEXHO MARRIOTT SERVICES, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    ($ in millions, except per share amounts)
                                   (Unaudited)


                                                           THIRTEEN WEEKS ENDED                    TWENTY-SIX WEEKS ENDED
                                                   -------------------------------------    -------------------------------------
                                                        MARCH 3,          FEBRUARY 26,           MARCH 3,          FEBRUARY 26,
                                                          2000                1999                 2000                1999
                                                   -----------------    ----------------    -----------------    ----------------

SALES                                                       $1,179              $1,090               $2,467              $2,299

Operating Costs and Expenses                                 1,101               1,017                2,286               2,126
                                                   -----------------    ----------------    -----------------    ----------------

OPERATING PROFIT BEFORE CORPORATE ITEMS                         78                  73                  181                 173

CORPORATE ITEMS:
   Corporate expenses,
      including amortization of intangible assets              (31)                (32)                 (62)                (65)
   Interest expense, net                                       (21)                (21)                 (43)                (44)
   Gain on sale on investment                                    -                   -                    -                   8
                                                   -----------------    ----------------    -----------------    ----------------

Income Before Income Taxes                                      26                  20                   76                  72
Provision for income taxes                                     (12)                 (9)                 (34)                (32)
                                                   -----------------    ----------------    -----------------    ----------------

NET INCOME                                                  $   14              $   11               $   42              $   40
                                                   =================    ================    =================    ================

BASIC EARNINGS PER SHARE                                    $ 0.23              $ 0.18               $ 0.67              $ 0.64
                                                   =================    ================    =================    ================

DILUTED EARNINGS PER SHARE                                  $ 0.23              $ 0.18               $ 0.67              $ 0.63
                                                   =================    ================    =================    ================


            See notes to condensed consolidated financial statements.

                         SODEXHO MARRIOTT SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 ($ in millions)


                                                                                       MARCH 3,               SEPTEMBER 3,
                                                                                         2000                     1999
                                                                                     (UNAUDITED)
                                                                                  ------------------      -------------------

                                     ASSETS
Current Assets
   Cash and equivalents                                                                    $    48                  $    48
   Accounts and notes receivable, net                                                          509                      445
   Other                                                                                       150                      149
                                                                                  ------------------      -------------------
                Total current assets                                                           707                      642

Property and equipment, net                                                                     92                       85
Intangible assets, net                                                                         517                      535
Other assets                                                                                    87                       85
                                                                                  ------------------      -------------------
                                                                                           $ 1,403                  $ 1,347
                                                                                  ==================      ===================



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Current portion of long-term debt                                                       $   139                  $   133
   Accounts payable                                                                            261                      238
   Other current liabilities                                                                   388                      347
                                                                                  ------------------      -------------------
                Total current liabilities                                                      788                      718

Long-term debt                                                                                 940                      980
Other long-term liabilities                                                                    110                      113
Convertible subordinated debt                                                                    -                       30

Stockholders' Deficit
   Preferred stock, no par value, 1 million shares authorized; no shares issued                  -                        -
   Common stock, $1 par value, 300 million shares authorized;
     63 million and 62 million shares issued and outstanding
     at March 3, 2000, and September 3, 1999, respectively                                      63                       62
   Additional paid-in capital                                                                1,346                    1,326
   Accumulated deficit                                                                      (1,847)                  (1,884)
   Accumulated other comprehensive income                                                        3                        2
                                                                                  ------------------      -------------------
                Total stockholders' deficit                                                   (435)                    (494)
                                                                                  ------------------      -------------------
                Total liabilities and stockholders' deficit                                $ 1,403                  $ 1,347
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

                         SODEXHO MARRIOTT SERVICES, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                 ($ in millions)
                                   (Unaudited)


                                                                                         TWENTY-SIX WEEKS ENDED
                                                                          --------------------------------------------------
                                                                               MARCH 3, 2000            FEBRUARY 26, 1999
                                                                          -----------------------    -----------------------

CASH PROVIDED BY OPERATING ACTIVITIES
   Net Income                                                                              $ 42                       $ 40
   Adjustments to reconcile to cash provided by operating activities:
       Depreciation and amortization expense                                                 41                         42
       Gain on sale of investment                                                             -                         (8)
       Deferred income taxes                                                                  -                          -
       Changes in working capital                                                            (4)                       (39)
       Other                                                                                  3                          3
                                                                          -----------------------    -----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    82                         38

CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                                                                     (34)                       (33)
   Dispositions                                                                               4                         22
   Payments for excess net tangible assets                                                    -                        (22)
   Other                                                                                     (3)                        (5)
                                                                          -----------------------    -----------------------
NET CASH USED IN INVESTING ACTIVITIES                                                       (33)                       (38)

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from borrowings from short-term credit facility                                   6                         20
   Repayments of long-term debt                                                             (40)                       (35)
   Payments for redemption of convertible subordinated debt                                 (11)                         -
   Issuance of common stock                                                                   1                          2
   Dividends paid - common                                                                   (5)                         -
                                                                          -----------------------    -----------------------
NET CASH USED IN FINANCING ACTIVITIES                                                       (49)                       (13)
                                                                          -----------------------    -----------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     -                        (13)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                                48                         79
                                                                          -----------------------    -----------------------

CASH AND CASH EQUIVALENTS END OF PERIOD                                                    $ 48                       $ 66
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

                         SODEXHO MARRIOTT SERVICES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                              (amounts in millions)
                                   (Unaudited)


                                                                                              ACCUMULATED
  NUMBER                                                      ADDITIONAL                         OTHER
    OF                                           COMMON         PAID-IN      ACCUMULATED     COMPREHENSIVE
  SHARES                                         STOCK          CAPITAL        DEFICIT           INCOME           TOTAL
------------ ------------------------------- --------------- -------------- --------------- ----------------- ---------------

       62.3  Balance, September 3, 1999                $62         $1,326         $(1,884)               $2           $(494)

         --  Net income                                  -              -              42                 -              42
         --  Foreign exchange translation                -              -               -                 1               1
------------ ------------------------------- --------------- -------------- --------------- ----------------- ---------------
         --  TOTAL COMPREHENSIVE INCOME                  -              -              42                 1              43

             Conversion of convertible
        0.8    subordinated debt                         1             19               -                 -              20
             Dividends ($0.08 per
         --    common share)                             -              -              (5)                -              (5)
             Employee stock plan
        0.1    issuance and other                        -              1               -                 -               1
------------ ------------------------------- --------------- -------------- --------------- ----------------- ---------------

       63.2  Balance, March 3, 2000                    $63         $1,346         $(1,847)               $3           $(435)
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

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 3, 2000 and September 3, 1999, and the results of operations for the 13 and 26 weeks ended March 3, 2000 and February 26, 1999.

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

The allowance for doubtful accounts was $24 million and $21 million at March 3, 2000 and September 3, 1999, respectively. Concentration of credit risk within accounts receivable is limited because a large number of customers make up the Company's customer base, thus spreading risk associated with trade credit. In addition, the Company closely monitors its accounts receivable. The Company generally does not require collateral and maintains reserves for potential uncollectible amounts, which, in the aggregate, have not exceeded management's expectations.

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

                         SODEXHO MARRIOTT SERVICES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents. The Company uses drafts in its cash management system. At March 3, 2000 and September 3, 1999, the Company had $80 million and $83 million of outstanding drafts included in accounts payable, respectively.

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

INTANGIBLE ASSETS

Intangible assets primarily consist of goodwill and customer relationships. Intangible assets are amortized on a straight-line basis over periods generally ranging from 30 to 40 years for goodwill and 10 to 20 years for customer relationships. Amortization expense totaled $10 million and $19 million for the 13 and 26 weeks ended March 3, 2000, respectively, equal to the amortization expense for the same periods of the prior fiscal year.

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

Total accumulated other comprehensive income included $4.4 million of gross foreign exchange translations gains, net of taxes totaling $1.9 million, at March 3, 2000. Total accumulated other comprehensive income included gross foreign exchange translation gains totaling $3.1 million, net of taxes totaling $1.4 million at September 3, 1999. During the First Half Fiscal Year 2000, total comprehensive income was comprised of $42 million in net income and $1.3 million of gross foreign translation gains, net of taxes totaling $0.5 million.

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


(2)  INTEGRATION AND RESTRUCTURING

Integration costs, reflecting the undertaking by the Company to integrate and realign resources for more effective and efficient execution of operating strategies, totaled $13 million during the First Half Fiscal Year 1999. The operating profit before corporate items for the First Half Fiscal Year 1999 included $1.1 million for integration charges while corporate expenses included $11.9 million of these charges. The integration costs included, among other items, training and relocating of former MMS employees, incremental overhead during the integration phase, systems modifications, and other one-time costs.

Restructuring costs represent employee termination benefits, office closure expenditures, and other costs related to a restructuring plan initiated from the Transactions. The acquisition reserve, which totaled $5 million at March 3, 2000, generally represents the aggregate remaining estimated cost of termination benefits for approximately 350 former Sodexho North America employees and the estimated cost for the closure and excess capacity in certain Sodexho North America offices.

Acquisition reserve activity is detailed below:

                                          BALANCE AS OF                                       BALANCE AS OF
                                        SEPTEMBER 3, 1999             PAYMENTS                MARCH 3, 2000
                                      ---------------------- -- ---------------------- -- ----------------------
                                                                   ($ in millions)

Employee Terminations                                  $2.4                    $(1.7)                      $0.7
Relocation of Sodexho Facilities                        0.7                     (0.1)                       0.6
Closures                                                1.9                     (0.4)                       1.5
Other Restructuring                                     2.6                     (0.1)                       2.5
                                      ----------------------    ----------------------    ----------------------

Total                                                  $7.6                    $(2.3)                      $5.3
                                      ======================    ======================    ======================

                         SODEXHO MARRIOTT SERVICES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

(3)  DEBT

                                                             MARCH 3,            SEPTEMBER 3,
                                                               2000                  1999
                                                         ----------------- --- -----------------
                                                                    ($ in millions)
SHORT-TERM DEBT:
Current Portion of Long-Term Debt                                 $   80                $   80
Senior Secured Revolving Credit Facility                              58                    52
Other                                                                  1                     1
                                                         -----------------     -----------------
      Total                                                       $  139                $  133
                                                         =================     =================

LONG-TERM DEBT:
Senior Secured Credit Facility, maturing 2004
   averaging 7.10% in fiscal year 2000                            $  390                $  430
Senior Guaranteed Credit Facility, due 2005
   averaging 6.96% in fiscal year 2000                               620                   620
Unsecured debt:
   Senior Debt, maturing through 2009
      averaging 7.07% in fiscal year 2000                              6                     6
   Other                                                               1                     1
Capital lease obligations                                              3                     3
                                                         -----------------     -----------------
      Total                                                       $1,020                $1,060

Amount Reclassified to Short-Term Debt                               (80)                  (80)
                                                         -----------------     -----------------
                                                                  $  940                $  980
                                                         =================     =================


Senior Secured Credit Facility - the senior secured credit facility consists of $235 million of revolving credit and an additional $500 million, six-year term loan facility. Interest is based on a bank prime rate, an amount over the Federal funds rate, or an amount over the London interbank offered rate for Eurodollar deposits ("LIBOR"), payable in arrears quarterly. At March 3, 2000, the Company is paying a rate of 6.92% on the term loan facility, adjusted for fee amortization and hedging costs. The senior secured credit facility is secured predominately by inventory, accounts receivable and the stock of certain subsidiaries of the Company. Up to $100 million of the $235 million revolving credit may be used to collateralize letters of credit, which totaled $32 million at March 3, 2000, versus $33 million at September 3, 1999. At March 3, 2000, $145 million of this facility was not used and was available to the Company, compared with $150 million at September 3, 1999.

Senior Guaranteed Credit Facility - the senior guaranteed credit facility consists of a $620 million seven-year term loan. Interest is based on a bank prime rate, an amount over the Federal funds rate, or an amount over LIBOR, payable in arrears quarterly. At March 3, 2000, the Company is paying a rate of 6.95% on this facility, adjusted for fee amortization and hedging costs. This facility is guaranteed by Sodexho, for which the Company pays Sodexho an annual fee of 0.5% of the outstanding balance of the Senior Guaranteed Credit Facility, or $3 million pretax.

The Company's debt agreements require the maintenance of certain financial ratios and stockholders' equity balances, and also include, among other things, limitations on additional indebtedness, certain acquisitions, dividend payments, pledging of assets, and other restrictions on operations related to cash flow.
The Company met the financial covenants of the debt agreements as of March 3, 2000 and for the 26 weeks then ended.

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

Upon consummation of the Distribution, each LYON was convertible into 2.19 shares of the Company's common stock (after giving effect for the one-for-four reverse stock split), as well as 17.52 shares of MI's Common Stock. The LYONs were assumed by MI, and the Company assumed responsibility for a portion of the LYONs equal to its pro rata share of the relative equity values of the Company and MI as determined in good faith by the Company prior to the Distribution, although MI remained liable to the holders of the LYONs for any payments that the Company may have failed to make on its allocable portion.

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

INTEREST-RATE AGREEMENTS

At March 3, 2000, the majority of the Company's debt was payable at variable rates of interest. As part of the Refinancing of the Company's debt, the Company entered into several interest-rate agreements on May 29, 1998 totaling $900 million in notional principal balances to hedge a portion of its variable rate debt. These agreements guarantee a fixed rate of interest over the life of the agreements. The Company is paying a fixed rate ranging between 5.70% and 5.90%, plus a residual margin that is not hedged relating to the underlying variable-rate debt. The weighted-average rate for the total debt portfolio, including the effect of the interest-rate agreements, was 6.98% at March 3, 2000. These agreements expire between May 2001 and February 2005.

Details of these interest rate agreements as of March 3, 2000 are as follows:

                                                                                                    YEAR-TO-DATE
                                       NOTIONAL                           WEIGHTED-AVERAGE           NET IMPACT
                                      PRINCIPAL         FAIR               INTEREST RATE           TO EARNINGS--
              TERMS                    BALANCE         VALUE*           PAID          RECEIVED        26 WEEKS
----------------------------------- --------------- -------------- --------------- --------------- ---------------
         ($ in millions)
Received Variable
   Pay Fixed, Maturing 5/--8/01               $400            $ 5           5.71%           6.10%          $(0.2)
Received Variable
   Pay Fixed, Maturing 8/02                    300              8           5.84            6.10             0.1
Received Variable
   Pay Fixed, Maturing 2/05                    200             10           5.90            6.10             0.1
----------------------------------- --------------- -------------- --------------- --------------- ---------------
                                              $900            $23           5.80%           6.10%          $   -
=================================== =============== ============== =============== =============== ===============

*-- based on the termination cost for these agreements obtained by third party market quotes.

At March 3, 2000, the Company did not have any accrued interest receivable or payable to its counterparties and did not have any unamortized fees or premiums under these agreements. All of the Company's interest-rate agreements are for purposes other than trading.

                         SODEXHO MARRIOTT SERVICES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

(4)  STOCKHOLDERS' DEFICIT

STOCKHOLDERS' DEFICIT

The Company is authorized to issue three hundred million shares of the Company's common stock, with a par value of $1 per share. At March 3, 2000, the Company had 63,170,265 shares outstanding. One million shares of preferred stock, without par value, are authorized, with none issued.

EARNINGS PER SHARE

The following table details earnings and number of shares used in the basic and diluted earnings per share calculations.

                                                         THIRTEEN WEEKS ENDED                     TWENTY-SIX WEEKS ENDED
                                                 ------------------------------------- --- -------------------------------------
                                                     MARCH 3,          FEBRUARY 26,           MARCH 3,           FEBRUARY 26,
                                                       2000                1999                 2000                 1999
                                                 -----------------    ---------------- --- ----------------    -----------------
                                                                    (in millions, except per share amounts)

COMPUTATION OF BASIC EARNINGS PER SHARE:
Net Income                                                $   14              $   11               $   42               $   40
                                                 =================    =================    ================     ================
Weighted Average Shares Outstanding                         63.2                62.1                 62.9                 62.0
                                                 =================    ================     ================    =================

BASIC EARNINGS PER SHARE                                  $ 0.23              $ 0.18               $ 0.67               $ 0.64
                                                 =================    ================     ================    =================

COMPUTATION OF DILUTED EARNINGS PER SHARE:
Net Income                                                $ 14.6              $ 11.1               $ 42.4               $ 39.8
After-tax Interest Expense on
  Convertible Subordinated Debt                                -                 0.1                  0.1                  0.3
                                                 -----------------    ----------------     ----------------    -----------------
Diluted Net Income                                        $ 14.6              $ 11.2               $ 42.5               $ 40.1
                                                 =================    ================     ================    =================

Weighted Average Shares Outstanding                         63.2                62.1                 62.9                 62.0
Effect of Dilutive Securities*:
  Employee Stock Option Plan                                   -                 0.6                  0.1                  0.8
  Deferred Stock Incentive Plan                              0.1                 0.1                  0.1                  0.1
  Convertible Subordinated Debt                                -                 1.2                  0.4                  1.2
                                                 -----------------    ----------------     ----------------    -----------------
Diluted Weighted Average
  Shares Outstanding                                        63.3                64.0                 63.5                 64.1
                                                 =================    ================     ================    =================

DILUTED EARNINGS PER SHARE                                $ 0.23              $ 0.18               $ 0.67               $ 0.63
                                                 =================    ================     ================    =================


* -- Certain employee stock options to purchase shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and thus were anti-dilutive. The weighted-average total of excluded shares was approximately 6.0 million and 5.0 million for the 13 and 26 weeks ended March 3, 2000, respectively, compared to approximately 1.8 million for both the 13 and 26 weeks ended February 26, 1999.

                         SODEXHO MARRIOTT SERVICES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

(5)  EMPLOYEE BENEFIT AND INCENTIVE PLANS

DEFERRED COMPENSATION PLANS

Employees meeting certain eligibility requirements can participate in the Company's deferred compensation and savings plans. As part of the Distribution, the Company elected to continue the deferred compensation plan and has established a new savings plan for the Company separate from the MI profit sharing plan. The Company assumed the obligations and liabilities of the undistributed portion of the deferred compensation plan in relationship to the employees retained by the Company after the Distribution. The Company currently contributes generally 50% of the participants' contributions to these plans, limited to 6% of compensation, with certain exceptions. For the 13-week and 26-week periods ended March 3, 2000, expenses that related to these plans totaled $2.9 million and $5.7 million, respectively, compared to $3.2 million and $6.8 million for the 13-week and 26-week periods ended February 26, 1999, respectively.

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

Employee stock options may be granted to officers and key employees at exercise prices not less than the market price of the Company's stock on the date of grant. Most options under the stock option plans are exercisable in cumulative installments of one-fourth at the end of each of the first four years following the date of grant. The Company issued 2.4 million in stock option awards during the first 26 weeks of fiscal year 2000, which included approximately 500,000 of one-time grants for eligible unit general managers.

A summary of the Company's stock option activity during the 26 weeks ended March 3, 2000, is presented below:

                                                        TWENTY-SIX WEEKS ENDED
                                                             MARCH 3, 2000
                                                --------------------------------------
                                                                         WEIGHTED
                                                    NUMBER OF            AVERAGE
                                                     OPTIONS             EXERCISE
                                                  (IN MILLIONS)           PRICE
                                                -----------------    -----------------
Outstanding at September 3, 1999                            4.6                  $21
Granted during the twenty-six weeks                         2.4                   16
Exercised during the twenty-six weeks                      (0.1)                   8
Forfeited during the twenty-six weeks                      (0.1)                  23
                                                -----------------    -----------------
Outstanding at March 3, 2000                                6.8                  $20
                                                =================    =================
Options exercisable at March 3, 2000                        2.3                  $18
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

SALES AND OPERATING PROFIT BY BUSINESS SEGMENT:

                                              THIRTEEN WEEKS ENDED                    TWENTY-SIX WEEKS ENDED
                                      ------------------------------------- -- -------------------------------------
                                         MARCH 3,           FEBRUARY 26,           MARCH 3,          FEBRUARY 26,
                                           2000                 1999                 2000                1999
                                      ---------------- -- ----------------- -- ----------------- -- ----------------
                                                                     ($ in millions)
GROSS SALES
      Corporate Services                      $  349               $  324               $  700              $  659
      Health Care                                348                  324                  683                 639
      Education                                  317                  294                  739                 690
      Schools                                    107                   96                  225                 204
      Canada                                      39                   35                   83                  72
      Laundries/Other                             19                   17                   37                  35
                                      ----------------    -----------------    -----------------    ----------------
Total Gross Sales                             $1,179               $1,090               $2,467              $2,299
                                      ================    =================    =================    ================

GROSS OPERATING PROFIT
      Corporate Services                      $   22               $   21               $   43              $   43
      Health Care                                 28                   28                   55                  54
      Education                                   18                   15                   62                  59
      Schools                                      6                    6                   13                  12
      Canada                                       2                    2                    5                   4
      Laundries/Other                              2                    1                    3                   1
                                      ----------------    -----------------    -----------------    ----------------
Total Gross Operating Profit                  $   78               $   73               $  181              $  173
                                      ================    =================    =================    ================

Corporate Items                                  (52)                 (53)                (105)               (101)
                                      ----------------    -----------------    -----------------    ----------------

Income  Before Income Taxes                   $   26               $   20               $   76              $   72
                                      ================    =================    =================    ================


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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
      FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of operations of the Company for the unaudited 13-week and 26-week periods ended March 3, 2000 ("Second Quarter Fiscal Year 2000" and "First Half Fiscal Year 2000," respectively) as compared with the historical unaudited 13-week and 26-week periods ended February 26, 1999 ("Second Quarter Fiscal Year 1999" and "First Half Fiscal Year 1999," respectively).

DUE TO THE DIFFERENCES IN THE COMPARABILITY OF THE COMPANY'S HISTORICAL OPERATING RESULTS FOR THE SECOND QUARTER AND FIRST HALF FISCAL YEAR 2000 VERSUS THE PRIOR FISCAL YEAR'S PERIODS, MANAGEMENT BELIEVES THAT IT IS MOST MEANINGFUL AND RELEVANT, IN UNDERSTANDING THE PRESENT AND ONGOING OPERATIONS OF THE COMPANY, TO REVIEW THE COMPANY'S PRO FORMA OPERATING RESULTS PRESENTED IN THE "INTRODUCTION" SECTION OF THIS REPORT.

SECOND QUARTER FISCAL YEAR 2000 VS. SECOND QUARTER FISCAL YEAR 1999

Total sales for Second Quarter Fiscal Year 2000 were $1.18 billion, an increase of $89 million, or 8.2%, over $1.09 billion for Second Quarter Fiscal Year 1999. This growth was mostly attributable to favorable new sales trends and solid comparable growth in existing accounts in most of the Company's divisions. The School Services and Canada divisions had double-digit sales growth in the current quarter, with strong growth in the remaining divisions, when compared with the prior year's same period. Items that impacted sales growth in the Second Quarter Fiscal Year 2000 included $9 million for catering sales during the Year 2000 rollover operations in the Corporate Services division and approximately $8 million for a calendar week shift in the Education division. The Health Care division experienced an $8 million increase in sales for the current quarter due to changes at several clients where employees were moved to the Company's payroll, thus increasing the costs billed to those clients.

Managed volume, which represents the Company's measurement of gross revenues associated with all services the Company manages on behalf of its clients, is most relevant in the Health Care and Schools divisions. The Health Care division's managed volume was $709 million for Second Quarter Fiscal Year 2000, up $4 million or 1% over the $705 million in managed volume for same quarter last year. The Health Care division's relatively flat managed volume growth was mostly due to the health care industry being under significant financial pressure, which impacts a large number of the Company's clients in certain geographic markets. Managed volume for the Schools division was $194 million for Second Quarter Fiscal Year 2000, an increase of $19 million, or 11% over the $175 million for Second Quarter Fiscal Year 1999. The growth in the Schools division was due to the impact of strong new sales that added proportionately as much managed volume as sales.

Operating profit before corporate items (corporate expenses, interest expense and amortization of intangible assets) totaled $78 million for Second Quarter
Fiscal Year 2000, a 7% increase when compared with $73 million in operating profit for the Second Quarter Fiscal Year 1999. Operating profit increased mostly due to increases in the Education division, as it experienced strong comparable growth in existing client sales, in addition to the favorable impact of strong new sales in the latter half of Fiscal Year 1999. In the Health Care division, inflationary-based operating profit growth was partially offset by cost containment and reduction programs at the Company's clients, as this industry continues to consolidate, restructure and close health care facilities. Operating profit was flat in the remaining divisions as similar trends in new sales and comparable growth in existing client accounts were partially offset by first year operational inefficiencies in several of the Company's divisions.

Excluding integration and Year 2000-related costs (see "Year 2000"), total operating costs, corporate expenses and amortization of intangible assets represented, in the aggregate, 96% of total sales for Second Quarter Fiscal Year 2000, which did not change from Second Quarter Fiscal Year 1999's ratio. The Company anticipates this margin will continue to be flat for the remainder of the current fiscal year when compared with the prior year, as the Company continues to reinvest the savings from its incremental purchasing synergies in the businesses. Overall, the Company achieved about $5 million in additional purchasing synergies for the Second Quarter Fiscal Year 2000, and as planned, reinvested most of these synergies in sales staff and management support teams. The Company anticipates that it will obtain approximately $10 million in additional synergies in Fiscal Year 2000, most of which will be reinvested in the businesses. The Company continues to anticipate synergies to reach $60 million in cost savings annually by fiscal year 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
      FINANCIAL CONDITION, CONTINUED

SECOND QUARTER FISCAL YEAR 2000 VS. SECOND QUARTER FISCAL YEAR 1999, CONTINUED

Corporate expenses and amortization of intangible assets in the Second Quarter Fiscal Year 2000 totaled $31 million, a 15% increase from the $27 million for the Second Quarter Fiscal Year 1999, after adjusting for approximately $5 million in integration costs included in the prior year's quarter (see Note 2). This increase was primarily due to a $2 million increase for the impact of open positions filled in the latter half of Fiscal Year 1999, and a $1 million increase in assistance fees paid to Sodexho Alliance for services received, as agreed upon in the merger agreements.

The increase in operating profit contributed to an increase in pretax income of $6 million, or 30%, to $26 million for the Second Quarter Fiscal Year 2000. The effective tax rate for the current quarter was 44.0%, a decrease from 44.4% for 1999, due to the continuing implementation of effective tax planning strategies. Net income increased to $14 million, or $0.23 per diluted share, compared with $11 million, or $0.18 per diluted share for Second Quarter Fiscal Year 1999. Diluted weighted average shares outstanding for the Second Quarter Fiscal Year 2000 were 63.3 million, compared to 64.0 million for the prior year's same period. This reduction was mostly due to the conversion of the convertible subordinated debt in November 1999 (see Notes 3 and 4 to the Condensed Consolidated Financial Statements).

FIRST HALF FISCAL YEAR 2000 VS. FIRST HALF FISCAL YEAR 1999

Total sales for First Half Fiscal Year 2000 were $2.47 billion, an increase of $168 million, or 7.3%, over $2.30 billion for First Half Fiscal Year 1999. This growth was mostly attributable to favorable new sales trends and solid comparable growth in existing accounts in most of the Company's divisions. The School Services and Canada divisions had double-digit sales growth in the current period, with strong growth in the remaining divisions, when compared with the prior year's same period. Items that impacted sales growth in the First Half Fiscal Year 2000 included $9 million for catering sales during the Year 2000 rollover operations in the Corporate Services division and approximately $18 million for a calendar week shift in the Education division. The Health Care division experienced a $15 million increase in sales for the current period due to changes at several clients where employees were moved to the Company's payroll, thus increasing the costs billed to those clients.

Managed volume, which represents the Company's measurement of gross revenues associated with all services the Company manages on behalf of its clients, is most relevant in the Health Care and Schools divisions. The Health Care division's managed volume was $1.42 billion for First Half Fiscal Year 2000, up $18 million or 1% over the $1.40 billion in managed volume for same period last year. The Health Care division's relatively flat managed volume growth was mostly due to the health care industry being under significant financial pressure, which impacts a large number of the Company's clients in certain geographic markets. Managed volume for the Schools division was $404 million for First Half Fiscal Year 2000, an increase of $35 million, or 10% over the $369 million for First Half Fiscal Year 1999. The growth in the Schools division was due to the impact of strong new sales that added proportionately as much managed volume as sales.

Operating profit before corporate items (corporate expenses, interest expense and amortization of intangible assets) totaled $181 million for First Half Fiscal Year 2000, a 5% increase when compared with $173 million in operating profit for the First Half Fiscal Year 1999. Operating profit increased mostly due to increases in the Education division, the result of strong comparable growth in existing clients sales, in addition to the favorable impact of strong new sales in the latter half of Fiscal Year 1999. The Corporate Services division's operating profit was flat as it began the recovery from a 5% decline in operating profit in the first quarter compared with the prior year's quarter, the result of increased labor rates in the highly competitive markets that the Corporate Services division serves. Due to the national trend of record low unemployment, the Company had in place several strategic initiatives regarding labor costs; however, the up-tick in labor rates occurred faster than the Company's initiatives could mitigate the increase. The Company anticipates this trend will be mitigated in the second half of Fiscal Year 2000. In the Health Care division, inflationary-based operating profit growth was partially offset by cost containment and reduction programs at the Company's clients, as this industry continues to consolidate, restructure and close health care facilities. Operating profit was flat in the remaining divisions as similar trends in new sales and comparable growth in existing client accounts were partially offset by first year operational inefficiencies in several of the Company's divisions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
      FINANCIAL CONDITION, CONTINUED

FIRST HALF FISCAL YEAR 2000 VS. FIRST HALF FISCAL YEAR 1999, CONTINUED

Excluding integration and Year 2000-related costs (see "Year 2000"), total operating costs, corporate expenses and amortization of intangible assets represented, in the aggregate, 95% of total sales for First Half Fiscal Year 2000, which did not change from First Half Fiscal Year 1999's ratio. The Company anticipates this margin will continue to be flat for the remainder of the current fiscal year when compared with the prior year, as the Company continues to reinvest the savings from its incremental purchasing synergies in the businesses. Overall, the Company achieved about $10 million in additional purchasing synergies in the First Half Fiscal Year 2000, and as planned, reinvested most of these synergies in sales staff and management support teams. The Company anticipates that it will obtain approximately $10 million in additional synergies in Fiscal Year 2000, most of which will be reinvested in the businesses. The Company continues to anticipate synergies to reach $60 million in cost savings annually by fiscal year 2001.

Corporate  expenses  and  amortization  of  intangible  assets in the First Half
Fiscal Year 2000 totaled $62 million, a 17% increase from the $53 million for the First Half Fiscal Year 1999, after adjusting for approximately $12 million in integration costs included in the prior year's period (see Note 2). This was primarily due to an increase of approximately $3 million for the impact of open positions filled in the latter half of Fiscal Year 1999, an increase of approximately $2 million in Year 2000-related costs (see "Year 2000") and a $3 million increase in assistance fees paid to Sodexho Alliance for services received, as agreed upon in the merger agreements. The First Half Fiscal Year 1999 also included the favorable impact from the sale of the Company's Bright Horizons Family Solutions ("BFAM") investment for a pretax gain of $8 million, or $4 million after-tax ($0.07 per diluted common share).

The increase in operating profit partially offset by the sale of BFAM in the prior year's first half contributed to an increase in pretax income of $4 million, or 6%, to $76 million for the First Half Fiscal Year 2000. The effective tax rate for the current period was 44.0%, a decrease from 44.4% for 1999, due to the continuing implementation of effective tax planning strategies. Net income increased to $42 million, or $0.67 per diluted share, compared with $40 million, or $0.63 per diluted share for First Half Fiscal Year 1999. Diluted weighted average shares outstanding for the First Half Fiscal Year 2000 were
63.5 million, compared to 64.1 million for the prior year's same period. This reduction was mostly due to the conversion of the convertible subordinated debt in November 1999 (see Notes 3 and 4 to the Condensed Consolidated Financial Statements).

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

Capital requirements are funded from a combination of existing cash balances and operating cash flow. Additionally, the Company anticipates achieving annual cost savings of approximately $60 million pretax by the end of fiscal year 2001, resulting from purchasing actions and administrative synergies. The Company estimates that it will achieve approximately $20 million in incremental synergies for the full fiscal year 2000, compared with $25 million achieved in fiscal year 1999. These anticipated cost savings will be available to pay down debt and reinvest in the Company to fund activities to enhance its competitive position. Anticipated incremental synergies generated in fiscal year 2000 are expected to be, for the most part, reinvested during fiscal year 2000. These reinvestments have been targeted primarily for additional sales and management personnel.

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

In addition, the Company has undertaken an information systems strategy study to evaluate the current state of its information systems, and consider information technology options. Among the options under consideration is the adoption of certain elements of the technology platform adopted by Sodexho Alliance. This evaluation will require additional time to study and review alternatives and their impact on capital investments, earnings, shareholder value and the provisions of the Company's debt agreements. Strategic developments in this area are expected to be finalized during the second half of fiscal year 2000. Most recently, the Company began a study of a solution set for payroll, benefits and human resource information systems, as the Company migrates from the current Marriott International payroll-related systems. The Company expects to migrate off the Marriott International payroll-related infrastructure no later than fiscal year 2002.

Overall, the size of the Company's indebtedness, its restrictive covenants and other restrictions on the Company's activities contained in its credit facility agreements may limit the Company's ability to respond to market conditions, satisfy capital expenditure requirements, meet contractual or financial obligations, incur additional debt, invest in information technology infrastructure or engage in other activities. Subject to the foregoing, the Company believes that current cash flow generated from operations and cash balances will be adequate to finance ongoing capital needs, meet debt service requirements and fund the Company's planned growth initiatives.

As of March 3, 2000, the Company had a $235 million revolving credit facility available at an interest rate of 7.68% to provide funds for liquidity, seasonal borrowing needs and other general corporate purposes. At March 3, 2000, $58 million of this facility was outstanding, while an additional $32 million of this revolving credit facility was utilized by letters of credit outstanding, principally related to insurance programs.

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

During the First Half of Fiscal Year 2000, the Company experienced its normal seasonal impact on working capital as accounts receivable and accounts payable increased with the increase in overall demand for services in the Education and Schools divisions during the period.

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

SYSTEMS. The Company has completed the implementation and rollout of compliant versions of software and personal computers to replace those the Company owns. In addition, the Company has completed the necessary removal of its non-compliant systems. While the Company has experienced a few minor software failures, primarily in third party software, they have had no impact on the Company. In addition, the Company has not received any reports indicating a need to implement its contingency plan.

RISKS. We believe that no risks associated with the Year 2000 issue remain. If any issue should surface, the Company believes that its experience in handling business disruptions resulting from non-Year 2000 events would significantly reduce any adverse effects of any such Year 2000 disruptions.

COSTS. The Company had previously estimated that the pretax costs to be borne by it to address the Year 2000 issue would be approximately $5-8 million, principally for modification, testing, validation, project management and contingency and business continuity planning. From the inception of this project through First Half Fiscal Year 2000, approximately $8 million has been incurred and expensed. These costs have been expensed as incurred and funded from operating cash flow. The Company does not anticipate any additional material costs for this project during the remainder of fiscal year 2000. The Company has not separately identified certain internal costs incurred for this project, most of which were related to the Company's internal personnel costs.


ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are not materially affected by changes in interest rates, due to the relatively low balances of borrowings at floating interest rates as well as notes receivable which earn a variable rate of interest. However, changes in interest rates also impact the fair value of the Company's debt, totaling $1.1 billion at March 3, 2000. If interest rates increased by 100 basis points, the fair value of the Company's debt would have decreased by approximately $18 million, while a 100 basis point decrease in rates would have increased the fair value of the Company's debt by approximately $19 million, based on balances at March 3, 2000.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Annual Meeting of the shareholders of the Company was held on January 12, 2000, in Gaithersburg, Maryland. Chairman of the Board William J. Shaw presided and 54,463,218 of the 63,138,862 shares outstanding as of the record date of November 22, 1999, were represented at the meeting in person or by proxy.

1-Elections of Directors

Nominees for membership on the Board of Directors of the Corporation, listed below, were elected by the shareholders. The following schedule lists the number of shares cast for each nominee:

                                                  Total              Total
                                             Votes For       Votes Withheld
                                         ------------------ ------------------
                 Daniel J. Altobello            54,227,535            235,683
                 Pierre Bellon                  54,221,561            241,657
                 Bernard Carton                 54,215,866            247,352
                 Doctor R. Crants               54,240,939            222,279
                 Edouard de Royere              54,214,200            249,018
                 Michel Landel                  54,234,343            228,875
                 John W. Marriott III           54,232,046            231,172
                 William J. Shaw                54,234,153            229,065


2-Ratification of the appointment of PricewaterhouseCoopers, LLP as independent auditors of the Company for fiscal year 2000:

By a vote of 54,345,921 For, to 71,830 Against, with 45,467 Abstaining, the Company's shareholders approved the appointment of PricewaterhouseCoopers, LLP as independent auditors of the Company for fiscal year 2000.

3-Approval of the adoption of the Sodexho Marriott Services Employee Stock
    Purchase Plan:

By a vote of 53,936,234 For, to 452,514 Against, with 74,470 Abstaining, the Company's shareholders approved the adoption of the Sodexho Marriott Services Employee Stock Purchase Plan.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)   Exhibits

      EXHIBIT
        NO.                   DESCRIPTIONS
      -------                 ------------

        27        Financial Data Schedule of the Registrant

        99        Forward-Looking Statements

(b)   Reports on Form 8-K

      December 29, 1999           Press Release, dated December 28, 1999,
                                  relating to Sodexho Marriott Services, Inc.
                                  comments on outlook for first quarter fiscal year 2000.


      February 16, 2000           Press Release, dated February 15, 2000,
                                  announcing the appointment of John Bush
                                  as Senior Vice President and Chief Financial
                                  Officer of the Company.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SODEXHO MARRIOTT SERVICES, INC.


April 7, 2000                        /s/ JOHN M. BUSH
                                     ------------------------------------------
                                       John M. Bush
                                       Senior Vice President and
                                          Chief Financial Officer


                                     /s/ LOTA S. ZOTH
                                     ------------------------------------------
                                       Lota S. Zoth
                                       Vice President, Corporate Controller and
                                          Chief Accounting Officer