Form 10-Q
period 2000-06-02
SODEXHO MARRIOTT SERVICES INC
filed 2000-07-14
CIK 905036

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                    FOR THE THIRTEEN WEEKS ENDED JUNE 2, 2000

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

                                 Yes [X] No [ ]


                                                           Shares outstanding
                     Class                                  at July 12, 2000
         -------------------------------                   ------------------
                Common Stock $1.00
                par value per share                            63,215,340

                         SODEXHO MARRIOTT SERVICES, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                            PAGE NO.
                                                                                            --------
Introduction

          Overview                                                                              1
          Forward-Looking Statements                                                            1
          Pro Forma Financial Information (Unaudited)                                           2

Part I.   Financial Information (Unaudited):

            Condensed Consolidated Statement of Income -
                     Thirteen and Thirty-Nine Weeks Ended June 2, 2000
                         and May 28, 1999                                                       6

            Condensed Consolidated Balance Sheet -
                     as of June 2, 2000 and September 3, 1999                                   7

            Condensed Consolidated Statement of Cash Flow - Thirty-Nine Weeks Ended
                     June 2, 2000 and May 28, 1999                                              8

            Condensed Consolidated Statement of Stockholders' Deficit-
                     as of June 2, 2000                                                         9

            Notes to Condensed Consolidated Financial Statements                               10

            Management's Discussion and Analysis of Results of Operations
                     and Financial Condition                                                   19

            Quantitative and Qualitative Disclosures about Market Risk                         23


Part II.  Other Information and Signatures:

            Legal Proceedings                                                                  24

            Changes in Securities                                                              24

            Defaults Upon Senior Securities                                                    24

            Submission of Matters to a Vote of Security Holders                                24

            Other Information                                                                  24

            Exhibits and Reports on Form 8-K                                                   24

            Signatures                                                                         25

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

PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

As of March 27, 1998, the assets, liabilities and business operations of the Company changed substantially due to the Transactions described in Notes 1 and 2 to the Condensed Consolidated Financial Statements. As a result of these changes, there are certain differences in the comparability of the Company's historical operating results presented in Part I of this document and the Company's ongoing operations. To assist readers in understanding the present operations of the Company, management believes it is meaningful and relevant to set forth in this report not only the actual results of operations for the 13 and 39 weeks ended June 2, 2000 ("Third Quarter Fiscal Year 2000" and "First Nine Months of Fiscal Year 2000," respectively) compared with the historical 13 and 39 weeks ended May 28, 1999 (presented in Part I of this report), but also the pro forma results for the 13 and 39 weeks ended May 28, 1999 ("Pro Forma Third Quarter Fiscal Year 1999" and "Pro Forma First Nine Months of Fiscal Year 1999," respectively) presented in this section. In addition, certain reclassifications have been made to the Pro Forma Third Quarter and First Nine Months of Fiscal Year 1999 to conform to the current year's presentation.

No pro forma adjustments were made for the Third Quarter or First Nine Months of Fiscal Year 2000 results. For the comparable periods in fiscal year 1999, the historical results have been adjusted to exclude integration charges of $2.6 million and $15.6 million pretax, respectively. Total integration charges included, among other items, training and relocating of former MMS employees, systems modifications, and other one-time costs associated with combining the predecessor companies.

UNAUDITED  CONDENSED STATEMENT OF INCOME BY SEGMENT
FOR THIRTEEN AND THIRTY-NINE WEEKS ENDED JUNE 2, 2000 AND
THE PRO FORMA THIRTEEN AND THIRTY-NINE  WEEKS ENDED MAY 28, 1999
($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                         THIRTEEN WEEKS ENDED                   THIRTY-NINE WEEKS ENDED
                                                 -------------------------------------    -------------------------------------
                                                                       (PRO FORMA)                              (PRO FORMA)
                                                     JUNE 2,             MAY 28,              JUNE 2,             MAY 28,
                                                       2000                1999                2000                 1999
                                                 -----------------   -----------------    ----------------    -----------------

SALES
      Corporate Services                                   $ 365               $ 350              $1,065               $1,009
      Health Care                                            358                 333               1,041                  972
      Education                                              326                 317               1,065                1,007
      Schools                                                118                 108                 343                  312
      Canada                                                  39                  36                 122                  108
      Laundries/Other                                         19                  19                  56                   54
                                                 -----------------   -----------------    ----------------    -----------------
TOTAL SALES                                                1,225               1,163               3,692                3,462

OPERATING COSTS AND EXPENSES
      Corporate Services                                     338                 327                 995                  943
      Health Care                                            330                 310                 958                  895
      Education                                              304                 293                 981                  924
      Schools                                                112                 100                 324                  291
      Canada                                                  37                  34                 115                  102
      Laundries/Other                                         18                  17                  52                   51
                                                 -----------------   -----------------    ----------------    -----------------
TOTAL OPERATING COSTS AND EXPENSES                         1,139               1,081               3,425                3,206
                                                 -----------------   -----------------    ----------------    -----------------

OPERATING PROFIT BEFORE
   CORPORATE ITEMS
      Corporate Services                                      27                  23                  70                   66
      Health Care                                             28                  23                  83                   77
      Education                                               22                  24                  84                   83
      Schools                                                  6                   8                  19                   21
      Canada                                                   2                   2                   7                    6
      Laundries/Other                                          1                   2                   4                    3
                                                 -----------------   -----------------    ----------------    -----------------
TOTAL OPERATING PROFIT                                        86                  82                 267                  256

CORPORATE ITEMS:
  Amortization of Intangible Assets                           (9)                 (9)                (28)                 (28)
  Corporate Expenses                                         (21)                (21)                (64)                 (56)
  Interest Expense, Net                                      (20)                (21)                (63)                 (65)
  Gain on Sale of Investment                                   -                   -                   -                    8
                                                 -----------------   -----------------    ----------------    -----------------

INCOME BEFORE INCOME TAXES                                    36                  31                 112                  115

Provision for Income Taxes                                   (15)                (14)                (49)                 (51)
                                                 -----------------   -----------------    ----------------    -----------------

NET INCOME                                                 $  21               $  17               $  63                $  64
                                                 =================   =================    ================    =================

BASIC EARNINGS PER SHARE                                   $0.33               $0.27               $1.00                $1.03
                                                 =================   =================    ================    =================

DILUTED EARNINGS PER SHARE                                 $0.32               $0.27               $0.99                $1.01
                                                 =================   =================    ================    =================

DISCUSSION OF THIRD QUARTER FISCAL YEAR 2000 AND PRO FORMA THIRD QUARTER
      FISCAL YEAR 1999 RESULTS OF OPERATIONS

Total sales for Third Quarter Fiscal Year 2000 were $1.22 billion, an increase of $62 million, or 5%, over $1.16 billion for Pro Forma Third Quarter Fiscal Year 1999. This growth was mostly attributable to favorable new sales trends and solid comparable growth in existing accounts in most of the Company's divisions. The School Services, Health Care and Canada divisions had 8% to 10% sales growth in the current quarter. The Corporate Services and Education divisions had strong growth when compared with the prior year's same period, after adjusting the Education division for a calendar shift resulting in approximately 5 to 7 fewer board days in the current quarter when compared with last year's quarter.

Managed volume, which represents the Company's measurement of gross revenues associated with all services the Company manages on behalf of its clients, is most relevant in the Health Care and Schools divisions. The Health Care division's managed volume was approximately $716 million for Third Quarter Fiscal Year 2000, up $2 million compared with $714 million in managed volume for same quarter last year. The Health Care division's relatively flat managed volume growth was mostly due to the health care industry being under significant financial pressure, which impacts a large number of the Company's clients in certain geographic markets. Managed volume for the Schools division was approximately $213 million for the Third Quarter Fiscal Year 2000, an increase of $17 million, or 9% over the $196 million for Pro Forma Third Quarter Fiscal Year 1999. The growth in the Schools division was due to the impact of strong sales to new clients that added almost proportionately as much managed volume as total sales for the period.

Operating profit before corporate items (corporate expenses, interest expense and amortization of intangible assets) totaled $86 million for the Third Quarter Fiscal Year 2000, a 4%, or $4 million increase when compared with $82 million in operating profit for the Pro Forma Third Quarter Fiscal Year 1999. Operating profit increased mostly due to increases in the Health Care and Corporate Services divisions, as Corporate Services experienced strong comparable growth in existing client sales, in addition to the favorable impact of strong sales to new clients in the latter half of Fiscal Year 1999. In the Health Care division, the third quarter in the prior year was impacted by approximately $2 million in bankruptcy related losses. Partially offsetting the increases in Corporate Services and Health Care were the decreases in the Education and Schools divisions totaling $4 million in the aggregate between the quarters. These decreases were the result of several under-performing client accounts that were mostly first year, larger based, accounts. The inefficiencies in these under-performing accounts are anticipated to be resolved during the next two quarters as the Company makes the necessary adjustments at these accounts to reach expected operating performance. Also, the Education division had approximately 5 to 7 fewer student board plan days in the current quarter versus last year's quarter.

Total operating costs, corporate expenses and amortization of intangible assets represented, in the aggregate, 95% of total sales for the Third Quarter Fiscal Year 2000, unchanged from Pro Forma Third Quarter Fiscal Year 1999's ratio. The Company anticipates this margin will continue to be flat for the remainder of the current fiscal year when compared with the prior year, as the Company continues to reinvest the savings from its incremental purchasing synergies in the businesses. Overall, the Company achieved about $5 million in additional purchasing synergies for the Third Quarter Fiscal Year 2000, and as planned, reinvested most of these synergies in sales staff and management support teams. The Company anticipates that it will obtain approximately $5 million in additional synergies in Fiscal Year 2000, most of which will be reinvested in the businesses. The Company continues to anticipate synergies to reach $60 million in cost savings annually by fiscal year 2001.

Corporate expenses and amortization of intangible assets in the Third Quarter Fiscal Year 2000 totaled $30 million, level with the prior year, which included a $3.4 million charge related to the resignation of the former CEO. Excluding this charge, the increase in corporate expenses was primarily due to an approximate $2 million increase for the impact of open positions filled in the latter half of Fiscal Year 1999, and a $1 million increase in assistance fees paid to Sodexho Alliance for services received, as agreed upon in the merger agreements.

Pretax income increased $5 million, or 16%, to $36 million for the Third Quarter Fiscal Year 2000, or an increase of $2 million (or 6%), after adjusting for the resignation charge taken in the prior year's quarter. The effective tax rate for the current quarter was 42.4%, a decrease from 44.4% for 1999, due to the continuing implementation of effective tax planning strategies. Net income of $21 million, or $0.32 per diluted share, was an increase of 11% when compared with the prior year's quarter, after adjusting for the $1.9 million after tax impact of the resignation charge in the prior year's period. Diluted weighted average shares outstanding for the Third Quarter Fiscal Year 2000 were 63.4 million, compared with 63.9 million for the prior year's same period. This reduction was mostly due to the redemption of the convertible subordinated debt in November 1999 (see Notes 3 and 4 to the Condensed Consolidated Financial Statements).

DISCUSSION OF FIRST NINE MONTHS OF FISCAL YEAR 2000 AND PRO FORMA
      FIRST NINE MONTHS OF FISCAL YEAR 1999 RESULTS OF OPERATIONS

Total sales for First Nine Months of Fiscal Year 2000 were $3.69 billion, an increase of $230 million, or 6.6%, over $3.46 billion for Pro Forma First Nine Months of Fiscal Year 1999. Overall, this growth was attributed to favorable new sales trends and solid comparable growth in existing accounts in most of the Company's divisions. The School Services and Canada divisions had double-digit sales growth in the current period, with strong growth in the remaining divisions, when compared with the prior year's same period.

Managed volume, which represents the Company's measurement of gross revenues associated with all services the Company manages on behalf of its clients, is most relevant in the Health Care and Schools divisions. The Health Care division's managed volume was $2.16 billion for the First Nine Months of Fiscal Year 2000, up $28 million or 1% over the $2.13 billion in managed volume for same period last year. The Health Care division's relatively flat managed volume growth was mostly due to the health care industry being under significant financial pressure, impacting a large number of the Company's clients in certain geographic markets. Managed volume for the Schools division was $618 million for the First Nine Months of Fiscal Year 2000, an increase of $53 million, or 9% over the $565 million for Pro Forma First Nine Months of Fiscal Year 1999. The growth in the Schools division was due to the impact of strong sales to new clients that added almost proportionately as much managed volume as total sales for the period.

Operating profit before corporate items (corporate expenses, interest expense and amortization of intangible assets) totaled $267 million for the First Nine Months of Fiscal Year 2000, an increase of $11 million, or 4% when compared with $256 million in operating profit for the Pro Forma First Nine Months of Fiscal Year 1999. Operating profit increased mostly due to increases in the Health Care and Corporate Services divisions, as Corporate Services experienced strong comparable growth in existing client sales, in addition to the favorable impact of strong new sales in the latter half of Fiscal Year 1999. In the Health Care division, the prior year's period was impacted by approximately $3 million in bankruptcy related losses. Partially offsetting the increases in Corporate Services and Health Care were the flat results in the Education division and the 9% decrease in the Schools division compared to the prior year's period. This weak performance was the result of several under-performing client accounts that were mostly first year, larger based, accounts. The Company anticipates that the inefficiencies in these under-performing accounts will be resolved during the next two quarters as the Company makes the necessary adjustments at these accounts to reach expected operating performance.

Total operating costs, corporate expenses and amortization of intangible assets represented, in the aggregate, 95% of total sales for First Nine Months of Fiscal Year 2000, unchanged from Pro Forma First Nine Months of Fiscal Year 1999's ratio. The Company anticipates this margin will continue to be flat for the remainder of the current fiscal year when compared with the prior year, as the Company continues to reinvest the savings from its incremental purchasing synergies in the businesses. Overall, the Company achieved about $15 million in additional purchasing synergies for the First Nine Months of Fiscal Year 2000, and as planned, reinvested most of these synergies in sales staff and management support teams. The Company anticipates that it will obtain approximately $5 million in additional synergies in Fiscal Year 2000, most of which will be reinvested in the businesses. The Company continues to anticipate synergies to reach $60 million in cost savings annually by fiscal year 2001.

Excluding a $3.4 million pretax charge related to the resignation of the former CEO taken in the prior year's period, corporate expenses and amortization of intangible assets in the First Nine Months of Fiscal Year 2000 totaled $92 million, a 13% increase from the adjusted Pro Forma First Nine Months of Fiscal Year 1999. This was primarily due to an increase of approximately $5 million for the impact of open positions filled in the latter half of Fiscal Year 1999 and a $4 million increase in assistance fees paid to Sodexho Alliance for services received, as agreed upon in the merger agreements. The Pro Forma First Nine Months of Fiscal Year 1999 also included the favorable impact from the sale of the Company's Bright Horizons Family Solutions ("BFAM") investment for a pretax gain of $8 million, or $4 million after-tax ($0.07 per diluted common share).

The increase in corporate expenses along with the sale of BFAM in the prior year's period contributed to a decrease in pretax income of $3 million, or 3%, to $112 million for the First Nine Months of Fiscal Year 2000. The effective tax rate for the current period was 43.5%, a decrease from 44.4% for 1999, due to the continuing implementation of effective tax planning strategies. Net income decreased to $63 million, or $0.99 per diluted share, compared with $64 million, or $1.01 per diluted share for Pro Forma First Nine Months of Fiscal 1999. Diluted weighted average shares outstanding for the First Nine Months of Fiscal Year 2000 were 63.5 million, compared to 64.0 million for the prior year's same period. This reduction was mostly due to the redemption of the convertible subordinated debt in November 1999 (see Notes 3 and 4 to the Condensed Consolidated Financial Statements).

                                     PART I
                        FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.
FINANCIAL STATEMENTS

                         SODEXHO MARRIOTT SERVICES, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    ($ in millions, except per share amounts)
                                   (Unaudited)


                                                           THIRTEEN WEEKS ENDED                   THIRTY-NINE WEEKS ENDED
                                                   -------------------------------------    -------------------------------------
                                                       JUNE 2,              MAY 28,             JUNE 2,              MAY 28,
                                                         2000                1999                 2000                1999
                                                   -----------------    ----------------    -----------------    ----------------

SALES                                                       $1,225              $1,163               $3,692              $3,462

Operating Costs and Expenses                                 1,139               1,082                3,425               3,208
                                                   -----------------    ----------------    -----------------    ----------------

OPERATING PROFIT BEFORE CORPORATE ITEMS                         86                  81                  267                 254

CORPORATE ITEMS:
   Corporate expenses,
      including amortization of intangible assets              (30)                (33)                 (92)                (98)
   Interest expense, net                                       (20)                (21)                 (63)                (65)
   Gain on sale of investment                                    -                   -                    -                   8
                                                   -----------------    ----------------    -----------------    ----------------

Income Before Income Taxes                                      36                  27                  112                  99
Provision for income taxes                                     (15)                (12)                 (49)                (44)
                                                   -----------------    ----------------    -----------------    ----------------

NET INCOME                                                  $   21              $   15               $   63              $   55
                                                   =================    ================    =================    ================

BASIC EARNINGS PER SHARE                                    $ 0.33              $ 0.25               $ 1.00              $ 0.89
                                                   =================    ================    =================    ================

DILUTED EARNINGS PER SHARE                                  $ 0.32              $ 0.24               $ 0.99              $ 0.87
                                                   =================    ================    =================    ================


            See notes to condensed consolidated financial statements.

                         SODEXHO MARRIOTT SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 ($ in millions)


                                                                                       JUNE 2,               SEPTEMBER 3,
                                                                                        2000                     1999
                                                                                     (UNAUDITED)
                                                                                  ------------------      -------------------

                                     ASSETS
Current Assets
   Cash and equivalents                                                                    $    45                  $    48
   Accounts and notes receivable, net                                                          477                      445
   Other                                                                                       142                      149
                                                                                  ------------------      -------------------
              Total current assets                                                             664                      642

Property and equipment, net                                                                     93                       85
Intangible assets, net                                                                         506                      535
Other assets                                                                                    85                       85
                                                                                  ------------------      -------------------
                                                                                           $ 1,348                  $ 1,347
                                                                                  ==================      ===================



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Current portion of long-term debt                                                       $   111                  $   133
   Accounts payable                                                                            289                      238
   Other current liabilities                                                                   333                      347
                                                                                  ------------------      -------------------
                Total current liabilities                                                      733                      718

Long-term debt                                                                                 920                      980
Other long-term liabilities                                                                    111                      113
Convertible subordinated debt                                                                    -                       30

Stockholders' Deficit
   Preferred stock, no par value, 1 million shares authorized; no shares issued                  -                        -
   Common stock, $1 par value, 300 million shares authorized;
     63 million and 62 million shares issued and outstanding
     at June 2, 2000, and September 3, 1999, respectively                                       63                       62
   Additional paid-in capital                                                                1,346                    1,326
   Accumulated deficit                                                                      (1,826)                  (1,884)
   Accumulated other comprehensive income                                                        1                        2
                                                                                  ------------------      -------------------
                Total stockholders' deficit                                                   (416)                    (494)
                                                                                  ------------------      -------------------
                Total liabilities and stockholders' deficit                                $ 1,348                  $ 1,347
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

                         SODEXHO MARRIOTT SERVICES, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                 ($ in millions)
                                   (Unaudited)


                                                                                       THIRTY-NINE WEEKS ENDED
                                                                          --------------------------------------------------
                                                                               JUNE 2, 2000               MAY 28, 1999
                                                                          -----------------------    -----------------------

CASH PROVIDED BY OPERATING ACTIVITIES
   Net Income                                                                              $ 63                       $ 55
   Adjustments to reconcile to cash provided by operating activities:
       Depreciation and amortization expense                                                 62                         63
       Gain on sale of investment                                                             -                         (8)
       Deferred income taxes                                                                  -                          -
       Changes in working capital                                                            10                        (37)
       Other                                                                                  4                         10
                                                                          -----------------------    -----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   139                         83

CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                                                                     (45)                       (44)
   Dispositions                                                                               4                         23
   Payments for excess net tangible assets                                                    -                        (36)
   Other                                                                                     (4)                       (10)
                                                                          -----------------------    -----------------------
NET CASH USED IN INVESTING ACTIVITIES                                                       (45)                       (67)

CASH FLOW FROM FINANCING ACTIVITIES
   (Repayments of)/Proceeds from borrowings
      from short-term credit facility                                                       (22)                        17
   Repayments of long-term debt                                                             (60)                       (53)
   Payments for redemption of convertible subordinated debt                                 (11)                         -
   Issuance of common stock                                                                   1                          3
   Dividends paid - common                                                                   (5)                         -
                                                                          -----------------------    -----------------------
NET CASH USED IN FINANCING ACTIVITIES                                                       (97)                       (33)
                                                                          -----------------------    -----------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (3)                       (17)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                                48                         79
                                                                          -----------------------    -----------------------

CASH AND CASH EQUIVALENTS END OF PERIOD                                                    $ 45                       $ 62
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

                         SODEXHO MARRIOTT SERVICES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                              (amounts in millions)
                                   (Unaudited)


                                                                                              ACCUMULATED
  NUMBER                                                      ADDITIONAL                         OTHER
    OF                                           COMMON         PAID-IN      ACCUMULATED     COMPREHENSIVE
  SHARES                                         STOCK          CAPITAL        DEFICIT           INCOME           TOTAL
------------ ------------------------------- --------------- -------------- --------------- ----------------- ---------------

       62.3  Balance, September 3, 1999                $62         $1,326         $(1,884)               $2           $(494)

         --  Net income                                  -              -              63                 -              63
         --  Foreign exchange translation                -              -               -                (1)             (1)
------------ ------------------------------- --------------- -------------- --------------- ----------------- ---------------
         --  TOTAL COMPREHENSIVE INCOME                  -              -              63                (1)             62

             Conversion of convertible
        0.8    subordinated debt                         1             19               -                 -              20
             Dividends ($0.08 per
         --    common share)                             -              -              (5)                -              (5)
             Employee stock plan
        0.1    issuance and other                        -              1               -                 -               1
------------ ------------------------------- --------------- -------------- --------------- ----------------- ---------------

       63.2  Balance, June 2, 2000                     $63         $1,346         $(1,826)               $1           $(416)
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

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 2, 2000 and September 3, 1999, and the results of operations for the 13 and 39 weeks ended June 2, 2000 and May 28, 1999.

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

The allowance for doubtful accounts was $23 million and $21 million at June 2, 2000 and September 3, 1999, respectively. Concentration of credit risk within accounts receivable is limited because a large number of customers make up the Company's customer base, thus spreading risk associated with trade credit. In addition, the Company closely monitors its accounts receivable. The Company generally does not require collateral and maintains reserves for potential uncollectible amounts, which, in the aggregate, have not exceeded management's expectations.

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

                         SODEXHO MARRIOTT SERVICES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents. The Company uses drafts in its cash management system. At June 2, 2000 and September 3, 1999, the Company had $131 million and $83 million of outstanding drafts included in accounts payable, respectively.

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

INTANGIBLE ASSETS

Intangible assets primarily consist of goodwill and customer relationships. Intangible assets are amortized on a straight-line basis over periods generally ranging from 30 to 40 years for goodwill and 10 to 20 years for customer relationships. Amortization expense totaled $9 million and $28 million for the 13 and 39 weeks ended June 2, 2000, respectively, equal to the amortization expense for the same periods of the prior fiscal year.

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

Total accumulated other comprehensive income included $2.1 million of gross foreign exchange translations gains, net of taxes totaling $0.9 million, at June 2, 2000. Total accumulated other comprehensive income included gross foreign exchange translation gains totaling $3.1 million, net of taxes totaling $1.4 million at September 3, 1999. During the First Nine Months of Fiscal Year 2000, total comprehensive income was comprised of $63 million in net income and $1.0 million of gross foreign translation losses, net of taxes totaling $0.5 million.

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


(2)  INTEGRATION AND RESTRUCTURING

Integration costs, reflecting the undertaking by the Company to integrate and realign resources for more effective and efficient execution of operating strategies, totaled $16 million during the First Nine Months of Fiscal Year 1999. The operating profit before corporate items for the First Nine Months of Fiscal Year 1999 included $2 million for integration charges while corporate expenses included $14 million of these charges. The integration costs included, among other items, training and relocating of former MMS employees, incremental overhead during the integration phase, systems modifications, and other one-time costs.

Restructuring costs represent employee termination benefits, office closure expenditures, and other costs related to a restructuring plan initiated from the Transactions. The acquisition reserve, which totaled $3 million at June 2, 2000, generally represents the aggregate remaining estimated cost of termination benefits for approximately 350 former Sodexho North America employees and the estimated cost for the closure and excess capacity in certain Sodexho North America offices.

Acquisition reserve activity is detailed below:

                                          BALANCE AS OF                                       BALANCE AS OF
                                        SEPTEMBER 3, 1999             PAYMENTS                JUNE 2, 2000
                                      ---------------------- -- ---------------------- -- ----------------------
                                                                   ($ in millions)

Employee Terminations                                  $2.4                    $(2.2)                      $0.2
Relocation of Sodexho Facilities                        0.7                     (0.4)                       0.3
Closures                                                1.9                     (0.9)                       1.0
Other Restructuring                                     2.6                     (1.1)                       1.5
                                      ----------------------    ----------------------    ----------------------
Total                                                  $7.6                    $(4.6)                      $3.0
                                      ======================    ======================    ======================

                         SODEXHO MARRIOTT SERVICES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

(3)  DEBT

                                                             JUNE 2,             SEPTEMBER 3,
                                                               2000                  1999
                                                         ----------------- --- -----------------
                                                                    ($ in millions)
SHORT-TERM DEBT:
Current Portion of Long-Term Debt                                 $   80                $   80
Senior Secured Revolving Credit Facility                              30                    52
Other                                                                  1                     1
                                                         -----------------     -----------------
      Total                                                       $  111                $  133
                                                         =================     =================

LONG-TERM DEBT:
Senior Secured Credit Facility, maturing 2004
   averaging 7.30% in fiscal year 2000                            $  370                $  430
Senior Guaranteed Credit Facility, due 2005
   averaging 6.98% in fiscal year 2000                               620                   620
Unsecured debt:
   Senior Debt, maturing through 2009
      averaging 7.07% in fiscal year 2000                              6                     6
   Other                                                               1                     1
Capital lease obligations                                              3                     3
                                                         -----------------     -----------------
      Total                                                       $1,000                $1,060

Amount Reclassified to Short-Term Debt                               (80)                  (80)
                                                         -----------------     -----------------
                                                                  $  920                $  980
                                                         =================     =================


Senior Secured Credit Facility - the senior secured credit facility consists of $235 million of revolving credit and an additional $500 million, six-year term loan facility. Interest is based on a bank prime rate, an amount over the Federal funds rate, or an amount over the London interbank offered rate for Eurodollar deposits ("LIBOR"), payable in arrears quarterly. At June 2, 2000, the Company is paying a rate of 6.92% on the term loan facility, adjusted for fee amortization and hedging costs. The senior secured credit facility is secured predominately by inventory, accounts receivable and the stock of certain subsidiaries of the Company. Up to $100 million of the $235 million revolving credit may be used to collateralize letters of credit, which totaled $33 million at June 2, 2000, and September 3, 1999. At June 2, 2000, $172 million of this facility was not used and was available to the Company, compared with $150 million at September 3, 1999.

Senior Guaranteed Credit Facility - the senior guaranteed credit facility consists of a $620 million seven-year term loan. Interest is based on a bank prime rate, an amount over the Federal funds rate, or an amount over LIBOR, payable in arrears quarterly. At June 2, 2000, the Company is paying a rate of 6.95% on this facility, adjusted for fee amortization and hedging costs. This facility is guaranteed by Sodexho, for which the Company pays Sodexho an annual fee of 0.5% of the outstanding balance of the Senior Guaranteed Credit Facility, or $3 million pretax.

The Company's debt agreements require the maintenance of certain financial ratios and stockholders' equity balances, and also include, among other things, limitations on additional indebtedness, certain acquisitions, dividend payments, pledging of assets, and other restrictions on operations related to cash flow.
The Company met the financial covenants of the debt agreements as of June 2, 2000 and for the 39 weeks then ended.

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

INTEREST-RATE AGREEMENTS

At June 2, 2000, the majority of the Company's debt was payable at variable rates of interest. As part of the Refinancing of the Company's debt, the Company entered into several interest-rate agreements on May 29, 1998 totaling $900 million in notional principal balances to hedge a portion of its variable rate debt. These agreements guarantee a fixed rate of interest over the life of the agreements. The Company is paying a fixed rate ranging between 5.70% and 5.90%, plus a residual margin that is not hedged relating to the underlying variable-rate debt. The weighted-average rate for the total debt portfolio, including the effect of the interest-rate agreements, was 7.00% at June 2, 2000. These agreements expire between May 2001 and February 2005.

Details of these interest rate agreements as of June 2, 2000 are as follows:

                                                                                                    YEAR-TO-DATE
                                       NOTIONAL                           WEIGHTED-AVERAGE           NET IMPACT
                                      PRINCIPAL         FAIR               INTEREST RATE           TO EARNINGS--
              TERMS                    BALANCE         VALUE*           PAID          RECEIVED        39 WEEKS
----------------------------------- --------------- -------------- --------------- --------------- ---------------
         ($ in millions)
Received Variable
   Pay Fixed, Maturing 5/--8/01               $400            $ 6           5.73%           6.83%            $0.5
Received Variable
   Pay Fixed, Maturing 8/02                    300              8           5.84            6.83              0.2
Received Variable
   Pay Fixed, Maturing 2/05                    200             11           5.90            6.83                -
----------------------------------- --------------- -------------- --------------- --------------- ---------------
                                              $900            $25           5.80%           6.83%            $0.7
=================================== =============== ============== =============== =============== ===============

*-- based on the termination cost for these  agreements  obtained by third party market quotes.

At June 2, 2000, the Company did not have any accrued interest receivable or payable to its counterparties and did not have any unamortized fees or premiums under these agreements. All of the Company's interest-rate agreements are for purposes other than trading.

                         SODEXHO MARRIOTT SERVICES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

(4)  STOCKHOLDERS' DEFICIT

STOCKHOLDERS' DEFICIT

The Company is authorized to issue three hundred million shares of the Company's common stock, with a par value of $1 per share. At June 2, 2000, the Company had 63,184,313 shares outstanding. One million shares of preferred stock, without par value, are authorized, with none issued.

EARNINGS PER SHARE

The following table details earnings and number of shares used in the basic and diluted earnings per share calculations.

                                                         THIRTEEN WEEKS ENDED                    THIRTY-NINE WEEKS ENDED
                                                 ------------------------------------- --- -------------------------------------
                                                     JUNE 2,              MAY 28,              JUNE 2,             MAY 28,
                                                       2000                1999                 2000                 1999
                                                 -----------------    ---------------- --- ----------------    -----------------
                                                                    (in millions, except per share amounts)

COMPUTATION OF BASIC EARNINGS PER SHARE:
Net Income                                                $   21              $   15               $   63               $   55
                                                 =================    ================     ================    =================

Weighted Average Shares Outstanding                         63.2                62.2                 63.0                 62.1
                                                 =================    ================     ================    =================

BASIC EARNINGS PER SHARE                                  $ 0.33              $ 0.25               $ 1.00               $ 0.89
                                                 =================    ================     ================    =================

COMPUTATION OF DILUTED EARNINGS PER SHARE:
Net Income                                                $ 20.6              $ 15.4               $ 63.0               $ 55.2
After-tax Interest Expense on
  Convertible Subordinated Debt                                -                 0.2                  0.1                  0.5
                                                 -----------------    ----------------     ----------------    -----------------
Diluted Net Income                                        $ 20.6              $ 15.6               $ 63.1               $ 55.7
                                                 =================    ================     ================    =================

Weighted Average Shares Outstanding                         63.2                62.2                 63.0                 62.1
Effect of Dilutive Securities*:
  Employee Stock Option Plan                                 0.1                 0.4                  0.1                  0.6
  Deferred Stock Incentive Plan                              0.1                 0.1                  0.1                  0.1
  Convertible Subordinated Debt                                -                 1.2                  0.3                  1.2
                                                 -----------------    ----------------     ----------------    -----------------
Diluted Weighted Average
  Shares Outstanding                                        63.4                63.9                 63.5                 64.0
                                                 =================    ================     ================    =================

DILUTED EARNINGS PER SHARE                                $ 0.32              $ 0.24               $ 0.99               $ 0.87
                                                 =================    ================     ================    =================


* -- Certain  employee stock options to purchase shares of common stock were outstanding but were not included in the computation of diluted  earnings  per share  because the exercise  prices of the options  were greater than the average  market price of the common shares and thus were anti-dilutive.  The weighted-average total of excluded shares was approximately 5.9 million and 5.3 million for the 13 and 39 weeks ended June 2, 2000,  respectively,  compared to approximately 1.8 million for both the 13 and 39 weeks ended May
28, 1999.

                         SODEXHO MARRIOTT SERVICES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

(5)  EMPLOYEE BENEFIT AND INCENTIVE PLANS

DEFERRED COMPENSATION PLANS

Employees meeting certain eligibility requirements can participate in the Company's deferred compensation and savings plans. As part of the Distribution, the Company elected to continue the deferred compensation plan and has established a new savings plan for the Company separate from the MI profit sharing plan. The Company assumed the obligations and liabilities of the undistributed portion of the deferred compensation plan in relationship to the employees retained by the Company after the Distribution. The Company currently contributes generally 50% of the participants' contributions to these plans, limited to 6% of compensation, with certain exceptions. For the 13-week and 39-week periods ended June 2, 2000, expenses that related to these plans totaled $2.8 million and $8.5 million, respectively, compared to $2.4 million and $9.2 million for the 13-week and 39-week periods ended May 28, 1999, respectively.

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

Employee stock options may be granted to officers and key employees at exercise prices not less than the market price of the Company's stock on the date of grant. Most options under the stock option plans are exercisable in cumulative installments of one-fourth at the end of each of the first four years following the date of grant. The Company issued 2.6 million in stock option awards during the first 39 weeks of fiscal year 2000, which included approximately 500,000 of one-time grants for eligible unit general managers.

A summary of the Company's stock option activity during the 39 weeks ended June 2, 2000, is presented below:

                                                        THIRTY-NINE WEEKS ENDED
                                                             JUNE 2, 2000
                                                --------------------------------------
                                                                         WEIGHTED
                                                   NUMBER OF             AVERAGE
                                                    OPTIONS              EXERCISE
                                                 (IN MILLIONS)            PRICE
                                                -----------------    -----------------
Outstanding at September 3, 1999                            4.6                  $21
Granted during the thirty-nine weeks                        2.6                   16
Exercised during the thirty-nine weeks                     (0.2)                   8
Forfeited during the thirty-nine weeks                     (0.4)                  22
                                                -----------------    -----------------
Outstanding at June 2, 2000                                 6.6                  $20
                                                =================    =================
Options exercisable at June 2, 2000                         2.3                  $18
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

SALES AND OPERATING PROFIT BY BUSINESS SEGMENT:

                                              THIRTEEN WEEKS ENDED                   THIRTY-NINE WEEKS ENDED
                                      ------------------------------------- -- -------------------------------------
                                          JUNE 2,             MAY 28,              JUNE 2,              MAY 28,
                                           2000                 1999                 2000                1999
                                      ---------------- -- ----------------- -- ----------------- -- ----------------
                                                                     ($ in millions)
GROSS SALES
      Corporate Services                      $  365               $  350               $1,065              $1,009
      Health Care                                358                  333                1,041                 972
      Education                                  326                  317                1,065               1,007
      Schools                                    118                  108                  343                 312
      Canada                                      39                   36                  122                 108
      Laundries/Other                             19                   19                   56                  54
                                      ----------------    -----------------    -----------------    ----------------
Total Gross Sales                             $1,225               $1,163               $3,692              $3,462
                                      ================    =================    =================    ================

GROSS OPERATING PROFIT
      Corporate Services                      $   27               $   23               $   70              $   66
      Health Care                                 28                   23                   83                  77
      Education                                   22                   24                   84                  83
      Schools                                      6                    8                   19                  20
      Canada                                       2                    1                    7                   5
      Laundries/Other                              1                    2                    4                   3
                                      ----------------    -----------------    -----------------    ----------------
Total Gross Operating Profit                  $   86               $   81               $  267              $  254
                                      ================    =================    =================    ================

Corporate Items                                  (50)                 (54)                (155)               (155)
                                      ----------------    -----------------    -----------------    ----------------

Income  Before Income Taxes                   $   36               $   27               $  112              $   99
                                      ================    =================    =================    ================


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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
      FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of operations of the Company for the unaudited 13-week and 39-week periods ended June 2, 2000 ("Third Quarter Fiscal Year 2000" and "First Nine Months of Fiscal Year 2000," respectively) as compared with the historical unaudited 13-week and 39-week periods ended May 28, 1999 ("Third Quarter Fiscal Year 1999" and "First Nine Months of Fiscal Year 1999," respectively).

DUE TO THE DIFFERENCES IN THE COMPARABILITY OF THE COMPANY'S HISTORICAL OPERATING RESULTS FOR THE THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL YEAR 2000 VERSUS THE PRIOR FISCAL YEAR'S PERIODS, MANAGEMENT BELIEVES THAT IT IS MOST MEANINGFUL AND RELEVANT, IN UNDERSTANDING THE PRESENT AND ONGOING OPERATIONS OF THE COMPANY, TO REVIEW THE COMPANY'S PRO FORMA OPERATING RESULTS PRESENTED IN THE "INTRODUCTION" SECTION OF THIS REPORT.

THIRD QUARTER FISCAL YEAR 2000 VS. THIRD QUARTER FISCAL YEAR 1999

Total sales for Third Quarter Fiscal Year 2000 were $1.22 billion, an increase of $62 million, or 5%, over $1.16 billion for Third Quarter Fiscal Year 1999. This growth was mostly attributable to favorable new sales trends and solid comparable growth in existing accounts in most of the Company's divisions. The School Services, Health Care and Canada divisions had 8% to 10% sales growth in the current quarter. The Corporate Services and Education divisions had strong growth when compared with the prior year's same period, after adjusting the Education division for a calendar shift related to approximately 5 to 7 fewer board days in the current quarter when compared with last year's quarter.

Managed volume, which represents the Company's measurement of gross revenues associated with all services the Company manages on behalf of its clients, is most relevant in the Health Care and Schools divisions. The Health Care division's managed volume was approximately $716 million for Third Quarter Fiscal Year 2000, up $2 million compared with $714 million in managed volume for same quarter last year. The Health Care division's relatively flat managed volume growth was mostly due to the health care industry being under significant financial pressure, which impacts a large number of the Company's clients in certain geographic markets. Managed volume for the Schools division was approximately $213 million for the Third Quarter Fiscal Year 2000, an increase of $17 million, or 9% over the $196 million for Third Quarter Fiscal Year 1999. The growth in the Schools division was due to the impact of strong sales to new clients that added almost proportionately as much managed volume as total sales for the period.

Operating profit before corporate items (corporate expenses, interest expense and amortization of intangible assets) totaled $86 million for the Third Quarter Fiscal Year 2000, a 6%, or $5 million increase when compared with $81 million in operating profit for the Third Quarter Fiscal Year 1999. Operating profit increased mostly due to increases in the Health Care and Corporate Services divisions, as Corporate Services experienced strong comparable growth in existing client sales, in addition to the favorable impact of strong sales to new clients in the latter half of Fiscal Year 1999. In the Health Care division, the third quarter in the prior year was impacted by approximately $2 million in bankruptcy related losses. Partially offsetting the increases in Corporate Services and Health Care were the decreases in the Education and Schools divisions totaling $4 million in the aggregate between the quarters. These decreases were the result of several under-performing client accounts that were mostly first year, larger based, accounts. The inefficiencies in these under-performing accounts are anticipated to be resolved during the next two quarters as the Company makes the necessary adjustments at these accounts to reach expected operating performance. Also, the Education division had approximately 5 to 7 fewer student board plan days in the current quarter versus last year's quarter.

Excluding integration costs, total operating costs, corporate expenses and amortization of intangible assets represented, in the aggregate, 95% of total sales for the Third Quarter Fiscal Year 2000, unchanged from the Third Quarter Fiscal Year 1999's ratio. The Company anticipates this margin will continue to be flat for the remainder of the current fiscal year when compared with the prior year, as the Company continues to reinvest the savings from its incremental purchasing synergies in the businesses. Overall, the Company achieved about $5 million in additional purchasing synergies for the Third Quarter Fiscal Year 2000, and as planned, reinvested most of these synergies in sales staff and management support teams. The Company anticipates that it will obtain approximately $5 million in additional synergies in Fiscal Year 2000, most of which will be reinvested in the businesses. The Company continues to anticipate synergies to reach $60 million in cost savings annually by fiscal year 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
      FINANCIAL CONDITION, CONTINUED

THIRD QUARTER FISCAL YEAR 2000 VS. THIRD QUARTER FISCAL YEAR 1999, CONTINUED

Corporate expenses and amortization of intangible assets in the Third Quarter Fiscal Year 2000 totaled $30 million, an increase of $3 million, or 11%, over the prior year's total, after adjusting for approximately $3 million in integration costs (see Note 2) and a $3.4 million pretax charge related to the resignation of the former CEO included in the prior year's quarter. The increase in corporate expenses was primarily due to a $2 million increase for the impact of open positions filled in the latter half of Fiscal Year 1999, and a $1 million increase in assistance fees paid to Sodexho Alliance for services received, as agreed upon in the merger agreements.

After adjusting for the integration costs and the resignation charge, pretax income increased $2 million, or 6%, to $36 million for the Third Quarter Fiscal Year 2000. The effective tax rate for the current quarter was 42.4%, a decrease from 44.4% for 1999, due to the continuing implementation of effective tax planning strategies. Net income of $21 million, or $0.32 per diluted share, increased 11% when compared with the prior year's quarter, after adjusting for the integration charges and the resignation charge in the prior year's period. Diluted weighted average shares outstanding for the Third Quarter Fiscal Year 2000 were 63.4 million, compared with 63.9 million for the prior year's same period. This reduction was mostly due to the redemption of the convertible subordinated debt in November 1999 (see Notes 3 and 4 to the Condensed Consolidated Financial Statements).

FIRST NINE MONTHS OF FISCAL YEAR 2000 VS. FIRST NINE MONTHS OF FISCAL YEAR 1999

Total sales for First Nine Months of Fiscal Year 2000 were $3.69 billion, an increase of $230 million, or 6.6%, over $3.46 billion for First Nine Months of Fiscal Year 1999. Overall, this growth was attributed to favorable new sales trends and solid comparable growth in existing accounts in most of the Company's divisions. The School Services and Canada divisions had double-digit sales growth in the current period, with strong growth in the remaining divisions, when compared with the prior year's same period.

The Health Care division's managed volume was $2.16 billion for the First Nine Months of Fiscal Year 2000, up $28 million or 1% over the $2.13 billion in managed volume for same period last year. The Health Care division's relatively flat managed volume growth was mostly due to the health care industry being under significant financial pressure, impacting a large number of the Company's clients in certain geographic markets. Managed volume for the Schools division was $618 million for the First Nine Months of Fiscal Year 2000, an increase of $53 million, or 9% over the $565 million for First Nine Months of Fiscal Year 1999. The growth in the Schools division was due to the impact of strong new sales that added almost proportionately as much managed volume as total sales for the period.

Operating profit before corporate items (corporate expenses, interest expense and amortization of intangible assets) totaled $267 million for the First Nine Months of Fiscal Year 2000, an increase of $13 million, or 5% when compared with $254 million in operating profit for the First Nine Months of Fiscal Year 1999. Operating profit increased mostly due to increases in the Health Care and Corporate Services divisions, as Corporate Services experienced strong comparable growth in existing client sales, in addition to the favorable impact of strong sales to new clients in the latter half of Fiscal Year 1999. In the Health Care division, the prior year's period was impacted by approximately $3 million in bankruptcy related losses. Partially offsetting the increases in Corporate Services and Health Care were the flat results in the Education division and the 5% decrease in the Schools division compared to the prior year's period. This weak performance was the result of several under-performing client accounts that were mostly first year, larger based, accounts. The Company anticipates that the inefficiencies in these under-performing accounts will be resolved during the next two quarters as the Company makes the necessary adjustments at these accounts to reach expected operating performance.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
      FINANCIAL CONDITION, CONTINUED

FIRST NINE MONTHS OF FISCAL YEAR 2000 VS. FIRST NINE MONTHS OF
      FISCAL YEAR 1999, CONTINUED

Excluding integration costs (see Note 2), total operating costs, corporate expenses and amortization of intangible assets represented, in the aggregate, 95% of total sales for First Nine Months of Fiscal Year 2000, unchanged from First Nine Months of Fiscal Year 1999's ratio. The Company anticipates this margin will continue to be flat for the remainder of the current fiscal year when compared with the prior year, as the Company continues to reinvest the savings from its incremental purchasing synergies in the businesses. Overall, the Company achieved about $15 million in additional purchasing synergies for the First Nine Months of Fiscal Year 2000, and as planned, reinvested most of these synergies in sales staff and management support teams. The Company anticipates that it will obtain approximately $5 million in additional synergies in Fiscal Year 2000, most of which will be reinvested in the businesses. The Company continues to anticipate synergies to reach $60 million in cost savings annually by fiscal year 2001.

Corporate expenses and amortization of intangible assets in the First Nine Months of Fiscal Year 2000 totaled $92 million, a 14% increase from the First Nine Months of Fiscal Year 1999, after adjusting for approximately $14 million in integration costs (see Note 2) and a $3.4 million pretax charge related to the resignation of the former CEO included in the prior year's period. This was primarily due to an increase of approximately $5 million for the impact of open positions filled in the latter half of Fiscal Year 1999 and a $4 million increase in assistance fees paid to Sodexho Alliance for services received, as agreed upon in the merger agreements. The First Nine Months of Fiscal Year 1999 also included the favorable impact from the sale of the Company's Bright Horizons Family Solutions ("BFAM") investment for a pretax gain of $8 million, or $4 million after-tax ($0.07 per diluted common share).

After adjusting for integration costs, the resignation charge and the sale of BFAM in the prior year's period, pretax income increased $2 million, or 2%, to $112 million for the First Nine Months of Fiscal Year 2000. The effective tax rate for the current period was 43.5%, a decrease from 44.4% for 1999, due to the continuing implementation of effective tax planning strategies. Net income increased to $63 million, or $0.99 per diluted share, compared with $55 million, or $0.87 per diluted share for First Nine Months of Fiscal 1999, reflecting the integration costs and the resignation charge in the prior year's period, partially offset by the gain on sale of BFAM. Diluted weighted average shares outstanding for the First Nine Months of Fiscal Year 2000 were 63.5 million, compared with 64.0 million for the prior year's same period. This reduction was mostly due to the redemption of the convertible subordinated debt in November 1999 (see Notes 3 and 4 to the Condensed Consolidated Financial Statements).

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

In addition, the Company has undertaken an information systems strategy study to evaluate the current state of its information systems, and consider information technology options. Among the options under consideration is the adoption of certain elements of the technology platform adopted by Sodexho Alliance. This evaluation will require additional time to study and review alternatives and their impact on capital investments, earnings, shareholder value and the provisions of the Company's debt agreements. Strategic developments in this area are expected to be finalized in fiscal year 2001. Most recently, the Company began a study of a solution set for payroll, benefits and human resource information systems, as the Company migrates from the current Marriott International payroll-related systems. The Company expects to migrate off the Marriott International payroll-related infrastructure no later than fiscal year 2002.

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

As of June 2, 2000, the Company had a $235 million revolving credit facility available at an interest rate of 9.00% to provide funds for liquidity, seasonal borrowing needs and other general corporate purposes. At June 2, 2000, $30 million of this facility was outstanding, while an additional $33 million of this revolving credit facility was utilized by letters of credit outstanding, principally related to insurance programs.

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

During the First Nine Months of Fiscal Year 2000, the Company experienced its normal seasonal impact on working capital as accounts receivable and accounts payable increased with the increase in overall demand for services in the Education and Schools divisions during the period.

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


ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are not materially affected by changes in interest rates, due to the relatively low balances of borrowings at floating interest rates as well as notes receivable which earn a variable rate of interest. However, changes in interest rates also impact the fair value of the Company's debt, totaling $1.0 billion at June 2, 2000. If interest rates increased by 100 basis points, the fair value of the Company's debt would have decreased by approximately $17 million, while a 100 basis point decrease in rates would have increased the fair value of the Company's debt by approximately $18 million, based on balances at June 2, 2000.

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

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      Exhibit
        No.                   Descriptions
      -------                 ------------

        27        Financial Data Schedule of the Registrant

        99        Forward-Looking Statements

(b)   Reports on Form 8-K

      April 6, 2000                 Press Release, dated April 6, 2000,
                                    announcing the appointment of Bernard Royer as Senior Vice President of Purchasing and Distribution for the Company.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SODEXHO MARRIOTT SERVICES, INC.


July 14, 2000                             /s/ JOHN M. BUSH
                                          ----------------------------------
                                              John M. Bush
                                              Senior Vice President and
                                                Chief Financial Officer and
                                                Acting Chief Accounting Officer
                                                (Principal Financial Officer)