Form 10-K
period 2000-09-01
SODEXHO MARRIOTT SERVICES INC
filed 2000-11-13
CIK 905036

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED SEPTEMBER 1, 2000

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

                                 (301) 987-4500
              ----------------------------------------------------
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

As of October 23, 2000, the number of shares of common stock outstanding was 63,254,642. The aggregate market value of shares of common stock held by non-affiliates at October 23, 2000 was $548,037,467.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended September 1, 2000 are incorporated by reference into Part III of this report.

Index to Exhibits is located on pages 54 through 58 of this report.

================================================================================

                         SODEXHO MARRIOTT SERVICES, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED SEPTEMBER 1, 2000


                                TABLE OF CONTENTS


                                                                                                PAGE
                                                                                                ----
                                    INTRODUCTION


Overview                                                                                          2
Forward-Looking Statements                                                                        2
Pro Forma Unaudited Financial Information                                                         3


                                    PART I

Item 1.           Business                                                                        9
Item 2.           Properties                                                                     12
Item 3.           Legal Proceedings                                                              12
Item 4.           Submission of Matters to a Vote of Security Holders                            12


                                    PART II

Item 5.           Market for the Company's Common Stock and Related Shareholder Matters          13
Item 6.           Selected Historical Financial Data                                             13
Item 7.           Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                                     15
Item 8.           Financial Statements and Supplementary Data                                    21
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                       Financial Disclosure                                                      51


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant                             51
Item 11.          Executive Compensation                                                         51
Item 12.          Security Ownership of Certain Beneficial Owners and Management                 51
Item 13.          Certain Relationships and Related Transactions                                 51


                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K               54

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

The Company was formerly named Marriott International, Inc. ("MI"). Upon the consummation of the distribution (see Note 1 to the Consolidated Financial Statements) of its lodging, senior living (Marriott Senior Living Services, or "MSLS") and distribution services (Marriott Distribution Services, or "MDS") businesses to existing shareholders (the "Distribution"), which occurred on March 27, 1998 (the last day of the first quarter of 1998), the Company then acquired the North American operations of Sodexho Alliance, S.A. (the "Acquisition"), and the combined operations were renamed Sodexho Marriott Services, Inc. In connection with the distribution and acquisition, the Company refinanced its debt ("Refinancing"). Collectively, the distribution, acquisition and refinancing are known as the "Transactions" (see Notes 1 through 5 to the Consolidated Financial Statements). The subsidiaries below represent the direct subsidiaries of the Company. Each of these direct subsidiaries, in turn, has one or more subsidiaries.

o Sodexho Operations, LLC., with one main operating subsidiary-- Sodexho Marriott Management, Inc. (formerly Marriott Management Services Corp.) and its subsidiaries;
o Sodexho Financiere du Canada, Inc. (acquired in the Transactions discussed in Note 1 to the Consolidated Financial Statements) and subsidiaries, including its main operating subsidiary-- Sodexho Canada, Inc.;
o    Sodexho MS Canada, Ltd.; and
o    Universal Remote Site Holdings, Ltd.

Prior to the Transactions, Sodexho Financiere du Canada, Inc. and subsidiaries and International Catering Corporation and subsidiaries ("ICC") were collectively referred to as "Sodexho North America." Subsequent to the Transactions, ICC was merged into Sodexho Operations, LLC. Also, the former Marriott Corporation of Canada, Ltd. and subsidiaries and the former Marriott Management Services Corp. and subsidiaries were collectively referred to as "MMS."


FORWARD-LOOKING STATEMENTS

This report by the Company contains forward-looking statements within the meaning of the federal securities laws. These statements are based on the Company's current expectations and relate to anticipated future events that are not historical facts, such as the Company's business strategies and their intended results.

The forward-looking statements included in this report are subject to numerous risks and uncertainties that could cause the Company's future activities and results of operations to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties, which are further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report, include: (i) the ability of the Company to adapt to various changes, including changes in its structure, senior management and in its relationship with its largest shareholder--Sodexho Alliance ("Sodexho"), (ii) the potential adverse impact of the Company's substantial indebtedness, (iii) the ability of the Company to attract, hire, train and retain competent management personnel, (iv) competition in the food services and facilities management industries, (v) the effects of general economic conditions, (vi) the ability of the Company to retain clients and obtain new clients on satisfactory terms, and other factors described from time to time in the Company's filings with the Securities and Exchange Commission including those set forth in Exhibit 99 filed herein.

As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by, or on behalf of, the Company. The Company assumes no obligation to update any forward-looking statements.

PRO FORMA UNAUDITED FINANCIAL INFORMATION

As of March 27, 1998, the assets, liabilities and business operations of the Company changed substantially due to the Transactions described fully in Notes 1 through 5 to the Consolidated Financial Statements. As a result of these changes, there are substantial differences in the comparability of the Company's historical operating results prior to March 27, 1998, presented in Parts I and II of this document and the Company's ensuing and ongoing operations. To assist readers in understanding the present operations of the Company, management believes it is meaningful and relevant to set forth in this report not only the results for the fiscal year ended September 1, 2000, compared with the fiscal year ended September 3, 1999, the thirty-four weeks ended August 28, 1998 and the historical fiscal year 1997 (presented in Item 8 of this report), but also the results for the fiscal year ended September 1, 2000, compared with the pro forma operating results and pro forma cash flow for the full fiscal years ended September 3, 1999 and August 28, 1998, as well as the condensed balance sheet as of September 1, 2000 and September 3, 1999.

Prior to March 27, 1998, pro forma sales include the combined actual activity of the food and facilities management services business of MMS and Sodexho North America. Similarly, pro forma corporate expenses include the combined corporate overhead of both businesses. No synergies were assumed for periods presented prior to March 27, 1998. In the aggregate, the Company achieved its $40 million cumulative annual synergy target for fiscal year 2000, of which approximately $20 million was incremental to fiscal year 2000. The Company expects that the procurement and distribution process savings will account for approximately two-thirds of the estimated $60 million in annual synergies which the Company expects to realize by the end of year 2001.

Integration and restructuring charges of approximately $16 million and $31 million were excluded for pro forma fiscal years 1999 and 1998, respectively. However, an estimate of $6 million in annual costs were included on a pro rata basis in the period presented prior to March 27, 1998, representing incremental costs to operate the Company as a separate public entity. Pro forma net income reflects approximately $16 million of amortization expense for each year for the intangible assets related to the Acquisition.

Pro forma interest expense, net, represents the estimated costs as if the Refinancing and the interest rate agreements had been in place on the first day of the period prior to March 27, 1998. Effective income tax rates of 44.8% and 48% were used for pro forma fiscal years 1999 and 1998, respectively. Pro forma results do not include any extraordinary charges related to the Refinancing, the loss in 1997 from the sale of Marriott Management Services Corp.'s United Kingdom operations ("MMS- UK") to Sodexho or any operating results from the MMS-UK operations prior to its sale.

Pro forma basic earnings per share were calculated with total weighted-average shares outstanding of 62.1 million for pro forma fiscal 1999. For pro forma fiscal year 1998, a base of 61.9 million shares was included in pro forma basic earning per share, which represents the number of shares outstanding at August 28, 1998. Pro forma diluted earnings per share were calculated on a base of 63.9 million shares for pro forma fiscal 1999 and 62.5 million shares for fiscal 1998. The dilutive shares were the result of the Company's convertible debt, stock option plans and deferred stock incentive plans.

PRO FORMA UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME BY SEGMENT
FOR FISCAL YEARS ENDED SEPTEMBER 1, 2000, SEPTEMBER 3,1999 AND AUGUST 28, 1998 ($IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                                      2000                1999               1998
                                                                ------------------ ------------------- ------------------
                                                                   (52 WEEKS)          (53 WEEKS)         (52 WEEKS)
SALES
         Corporate Services                                               $1,429              $1,380             $1,336
         Health Care                                                       1,399               1,323              1,277
         Education                                                         1,280               1,221              1,150
         Schools                                                             392                 358                333
         Canada                                                              158                 143                145
         Laundries/Other                                                      76                  77                 65
                                                                ------------------ ------------------- ------------------
TOTAL SALES                                                                4,734               4,502              4,306

OPERATING COSTS AND EXPENSES
         Corporate Services                                                1,336               1,290              1,253
         Health Care                                                       1,282               1,215              1,182
         Education                                                         1,204               1,150              1,093
         Schools                                                             372                 338                317
         Canada                                                              151                 136                140
         Laundries/Other                                                      70                  72                 61
                                                                ------------------- ------------------ ------------------
TOTAL OPERATING COSTS AND EXPENSES                                         4,415               4,201              4,046
                                                                ------------------ ------------------- ------------------

OPERATING PROFIT BEFORE
   CORPORATE ITEMS
         Corporate Services                                                   93                  90                 83
         Health Care                                                         117                 108                 95
         Education                                                            76                  71                 57
         Schools                                                              20                  20                 16
         Canada                                                                7                   7                  5
         Laundries/Other                                                       6                   5                  4
                                                                ------------------ ------------------- ------------------
TOTAL OPERATING PROFIT                                                       319                 301                260
                                                                ------------------ ------------------- ------------------

CORPORATE ITEMS:
  Amortization of Intangible Assets                                          (37)                (38)               (37)
  Corporate Expenses                                                         (86)                (76)               (73)
  Interest Expense, Net                                                      (84)                (87)               (87)
  Gain on Sale of Investment                                                  --                   8                 --
                                                                ------------------ ------------------- ------------------

INCOME BEFORE INCOME TAXES                                                   112                 108                 63

Provision for Income Taxes                                                   (49)                (48)               (30)
                                                                ------------------ ------------------- ------------------

PRO FORMA NET INCOME                                                      $   63              $   60             $   33
                                                                ================== =================== ==================

PRO FORMA BASIC EARNINGS PER SHARE                                        $ 1.01              $ 0.96             $ 0.53
                                                                ================== =================== ==================

PRO FORMA DILUTED EARNINGS PER SHARE                                      $ 1.00              $ 0.94             $ 0.52
                                                                ================== =================== ==================

DISCUSSION OF FISCAL YEAR 2000 COMPARED WITH PRO FORMA FISCAL YEAR 1999
 RESULTS OF OPERATIONS

Total sales for fiscal year 2000 (52 week period ended September 1, 2000, or "2000") were $4.7 billion, an increase of $232 million, or 5%, over $4.5 billion for pro forma fiscal year 1999 (53 week period ended September 3, 1999, or "1999"). Adjusting for the estimated $76 million impact of the extra week in fiscal year 1999, sales increased $308 million, or 7%. Overall, this growth was attributed to favorable new sales trends and solid comparable growth in existing accounts in most of the Company's divisions. The School Services and Canada divisions had double-digit sales growth during the year, with strong growth in the remaining divisions, excluding the Laundries/Other division.

Managed volume, which represents the Company's measurement of gross revenues associated with all services the Company manages on behalf of its clients, is most relevant in the Health Care and Schools divisions. On a 52-week basis, the Health Care division's managed volume was $2.9 billion for fiscal year 2000, up $29 million or 1% over the $2.8 billion in managed volume for same period last year. The Health Care division's relatively flat managed volume growth was mostly due to the health care industry being under significant financial pressure, impacting a large number of the Company's clients in certain geographic markets. Managed volume for the Schools division was $698 million for fiscal year 2000, an increase of $54 million, or 8% over the $644 million for fiscal year 1999. The growth in the Schools division was due to the impact of strong sales to new clients that added almost proportionately as much managed volume as total sales for the period.

Operating profit before corporate items (corporate expenses, interest expense and amortization of intangible assets) totaled $319 million for fiscal year 2000, an increase of $18 million, or 6% when compared with $301 million in operating profit for pro forma fiscal year 1999. Operating profit increased mostly due to increases in the Health Care and Education divisions, as the Education division experienced improving margins from the strong new sales in the latter half of fiscal year 1999. In the Health Care division, operating margins improved from strong new sales and solid comparable growth rates at existing accounts, and the impact in fiscal year 1999 of approximately $3 million in bankruptcy related losses. Schools Services and Canada had flat operating profits when compared with last year the result of several under-performing client accounts that were mostly first year, larger based, accounts. The Company anticipates that the inefficiencies in these under-performing accounts will be resolved during the next two quarters as the Company makes the necessary adjustments at these accounts to reach expected operating performance.

Total operating costs, corporate expenses and amortization of intangible assets represented, in the aggregate, 96% of total sales for fiscal year 2000, unchanged from pro forma fiscal year 1999's ratio. The Company anticipates this margin will improve in the year ahead, as the Company achieves additional purchasing synergies, partially offset by the continued investment of a portion of the synergies in its businesses. In the aggregate, the Company achieved its $40 million cumulative annual synergy target for fiscal year 2000, of which approximately $20 million was incremental to fiscal year 2000. The Company expects that the procurement and distribution process savings will account for approximately two-thirds of the estimated $60 million in annual synergies which the Company expects to realize by the end of year 2001. Incremental synergies generated in fiscal year 2000 were reinvested during fiscal year 2000. The reinvestments were primarily in additional sales and management personnel.

Corporate expenses and amortization of intangible assets in fiscal year 2000 totaled $123 million, an 11% increase from the adjusted pro forma fiscal year 1999, which excludes the $3 million pretax charge related to the resignation of the former CEO. This was primarily due to an increase of approximately $7 million for the impact of open positions filled in the latter half of fiscal year 1999, in addition to new positions added in the current year, along with a $5 million increase in assistance fees paid to Sodexho Alliance for services received, as agreed upon in the merger agreements. Pro forma fiscal year 1999 also included the favorable impact from the sale of the Company's Bright Horizons Family Solutions ("BFAM") investment for a pretax gain of $8 million, or $5 million after-tax ($0.07 per diluted common share).

The increase in operating profit, partially offset by the increase in corporate expenses and the sale of BFAM in the prior year, contributed to an increase in pretax income of $4 million, or 4%, to $112 million for fiscal year 2000. The effective tax rate for the current period was 43.5%, a decrease from 44.8% for 1999. Net income increased to $63 million, or $1.00 per diluted share, compared with $60 million, or $0.94 per diluted share for pro forma fiscal 1999. Excluding the one-time resignation charge and the BFAM gain, pro forma earnings per diluted share would have been approximately $0.90 in 1999. Diluted weighted average shares outstanding for fiscal year 2000 were 63.5 million, compared with
63.9 million for the prior year. This reduction was mostly due to the redemption of the convertible subordinated debt in November 1999 (see Notes 8 and 9 to the Consolidated Financial Statements).

DISCUSSION OF PRO FORMA FISCAL YEAR 1999 COMPARED WITH PRO FORMA
 FISCAL YEAR 1998 RESULTS OF OPERATIONS

Total sales for pro forma fiscal year 1999 were $4.5 billion, an increase of $196 million, or 5%, over $4.3 billion for pro forma fiscal year 1998 (52 weeks ended August 28, 1998, or "1998"). Excluding the estimated $76 million impact of the extra week in 1999, sales increased $120 million, or 3%. This growth was mostly attributable to solid performance in the Education and Schools divisions that was the result of sales growth at existing clients partially offset by an overall lower retention rate for the Company in 1998. The Corporate Services division had lower growth in sales for 1999, resulting from strong competition in this mature market, the overall impact of corporate restructurings and a lower retention rate going into 1999 from 1998. Growth in the Health Care division was impacted by the challenging environment for the health care industry in 1999, including decreased government reimbursements, consolidation in the industry and several bankruptcies of health care institutions. Despite these challenges, the Health Care division has grown sales at existing clients and sold new business to largely offset a lower retention rate going into 1999 from 1998. As with other divisions, retention in Health Care improved in 1999.

Pro forma operating profit before corporate items totaled $301 million for 1999, an increase of $41 million, or 16%, over $260 million in operating profit for 1998. This increase was driven by improved operating margins, particularly in the Education and Schools divisions, the result of efficiencies achieved in the procurement of food-related products and administrative synergies gained during the year. Operating profit for the Health Care division was unfavorably impacted by several bankruptcies at hospital clients in 1999, as this industry continues to experience consolidation and restructuring issues. Excluding $3 million in charges related to bankruptcies in 1999, Health Care's operating profit would have totaled $111 million, or a 16% increase over a comparably adjusted 1998 operating profit of $96 million. Operating profit in the Canada and Laundries/Other divisions collectively totaled $12 million in 1999, an increase of $3 million or 33% over 1998. This double-digit increase was driven by improved margins in both divisions. The 53rd week did not have a material impact on the Company's operating profit in pro forma fiscal year 1999.

Corporate expenses and amortization of intangible assets in pro forma fiscal year 1999 totaled $114 million, an increase of $4 million, or 4%, compared with pro forma fiscal year 1998. Included in corporate expenses was a one-time, $3 million charge ($2 million after-tax, or $0.03 per diluted share) related to the resignation of the former Chief Executive Officer. Excluding the one-time resignation charge, total corporate expenses were level with pro forma fiscal year 1998. Administrative synergies were achieved as planned during 1999, but were partially offset by consulting expenses and other reinvestments in the Company's corporate infrastructure.

Pro forma fiscal year 1999 included the favorable impact from the sale of the Company's Bright Horizons Family Solutions ("BFAM") investment, resulting in a gain of $8 million ($5 million after-tax, or $0.07 per diluted share).

Excluding the one-time resignation charge, total operating costs, corporate expenses and amortization of intangible assets represented, in the aggregate, 96% of total sales for pro forma fiscal year 1999 compared with pro forma fiscal year 1998's comparable period ratio of 97%.

The growth in operating profit increased pretax income to $108 million, a 71% or $45 million increase when compared with $63 million for 1998. The effective tax rate for 1999 was 44.8%, a decrease from 48% for 1998, mostly due to the proportion of nondeductible intangible amortization expense in relation to total operating profit between the years. Net income almost doubled in 1999 to $60 million, or $0.94 per diluted share, compared with $33 million, or $0.52 per diluted share for 1998. Excluding the one-time resignation charge and the BFAM gain, pro forma earnings per diluted share would have been approximately $0.90 in 1999.

CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 1, 2000 AND SEPTEMBER 3, 1999
($ IN MILLIONS)

                                                                           SEPTEMBER 1,       SEPTEMBER 3,
                                                                               2000               1999
                                                                         ------------------ ------------------

                            ASSETS
Current assets
     Cash and equivalents                                                         $    54            $    48
     Accounts and notes receivable                                                    463                445
     Inventories                                                                       67                 60
     Other                                                                             98                 89
                                                                         ------------------ ------------------
                  Total current assets                                                682                642
                                                                         ------------------ ------------------

Property and equipment, net                                                            96                 85
Intangible assets                                                                     497                535
Other                                                                                  89                 85
                                                                         ------------------ ------------------
                                                                                  $ 1,364            $ 1,347
                                                                         ================== ==================

            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Current portion of long-term debt                                            $    81            $   133
     Accounts payable                                                                 305                238
     Other current liabilities                                                        379                347
                                                                         ------------------ ------------------
                  Total current liabilities                                           765                718

Long-term debt                                                                        900                980
Other long-term liabilities                                                           112                113
Convertible subordinated debt                                                           -                 30

Stockholders' deficit
     Preferred stock, no par value, 1 million shares
       authorized; no shares issued                                                     -                  -
     Common stock, $1 par value; 300 million shares
       authorized, 63 million and 62 million shares
       issued and outstanding in 2000 and 1999, respectively                           63                 62
     Additional paid-in capital                                                     1,348              1,326
     Accumulated deficit                                                           (1,826)            (1,884)
     Accumulated other comprehensive income                                             2                  2
                                                                         ------------------ ------------------
        Total stockholders' deficit                                                  (413)              (494)
                                                                         ------------------ ------------------
        Total liabilities and stockholders' deficit                               $ 1,364            $ 1,347
                                                                         ================== ==================

DISCUSSION OF PRO FORMA CASH FLOW

CASH FLOW FROM OPERATING ACTIVITIES

The Company's cash flow from operations is affected by a predictable seasonal pattern. Cash flow from operations is strongest during the fall and spring, as the demand for services fluctuates in the Education and Schools divisions. Cash flow from operations, before the impact of changes in working capital, was $147 million in 2000, $145 million in 1999, and $115 million in 1998. The increase in the adjusted operating cash flow in fiscal years 2000 and 1999 was mostly the result of higher net income in both years. Working capital, defined as the net of current assets and current liabilities, is favorable to the Company when current liabilities exceed current assets. This negative working capital position is primarily the result of the timing of cash payments in relationship to the timing of cash received. In fiscal year 2000, increases in cash provided by changes in working capital were mostly due to increases in accounts payable and other current liabilities exceeding the increase in accounts receivable by approximately $81 million, the result of increased collection efforts in accounts receivables and more favorable vendor payment terms and the extension of payment cycles in accounts payables. For 1999, higher accounts and notes receivable reflected the impact of the 53rd week and a lengthening of the average billing cycle compared to 1998. The Company anticipates it will maintain its negative working capital position in future periods.

CASH FLOW FROM INVESTING ACTIVITIES

The Company invests cash primarily for capital expenditures related to new or existing client relationships. Total capital expenditures were $66 million, $72 million, and $60 million for 2000, 1999, and 1998, respectively. The Company anticipates expending approximately $70 to $75 million for capital investments for fiscal year 2001. In addition, the Company intends to make, from time to time, investments for business acquisitions.

CASH FLOW FROM FINANCING ACTIVITIES

The Company's financing activities reflect the Company's management of its debt and other long-term liabilities. For fiscal year 2000, net cash used in financing activities was mostly due to the $80 million scheduled repayments of long-term debt, in addition to approximately $11 million for the cash portion of the Liquid Yield Option(TM) Notes ("LYONs") settlement in November 1999 (see
Note 8 to the Consolidated Financial Statements). In 1999, net cash used in financing activities totaled $40 million, mostly due to the $70 million repayment of long-term debt, partially offset by increases in short-term debt and other liabilities. Net cash provided by financing activities in 1998 totaled $49 million. Other cash provided by financing activities totaled $106 million, reflecting the transfer of insurance-related liabilities from MI, and was partially offset by repayments of long-term debt totaling $57 million in 1998.

PRO FORMA UNAUDITED CONDENSED CONSOLIDATED CASH FLOW
FOR THE FISCAL YEARS ENDED SEPTEMBER 1, 2000, SEPTEMBER 3, 1999
 AND AUGUST 28, 1998
($ IN MILLIONS)

                                                                          2000               1999               1998
                                                                       (52 WEEKS)         (53 WEEKS)         (52 WEEKS)
                                                                   ------------------- ------------------ ------------------

CASH FLOW PROVIDED BY OPERATING ACTIVITIES
==========================================
Net income                                                                    $   63               $ 60               $ 33
Adjust to reconcile net income to net cash:
   Depreciation expense                                                           47                 47                 45
   Amortization of intangible assets                                              37                 38                 37
   Net changes in certain working capital and other items                         74                (40)               (39)
                                                                   ------------------- ------------------ ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        221                105                 76
                                                                   ------------------- ------------------ ------------------

CASH FLOW FROM INVESTING ACTIVITIES
===================================
Capital expenditures                                                             (66)               (72)               (60)
Other                                                                             (2)               (24)               (27)
                                                                   ------------------- ------------------ ------------------
NET CASH USED IN INVESTING ACTIVITIES                                            (68)               (96)               (87)
                                                                   ------------------- ------------------ ------------------

CASH FLOW FROM FINANCING ACTIVITIES
===================================
Repayments of long-term debt                                                     (92)               (70)               (57)
Other                                                                            (55)                30                106
                                                                   ------------------ ------------------- ------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                             (147)               (40)                49
                                                                   ------------------- ------------------ ------------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                            $    6               $(31)              $ 38
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

The Company was formerly named Marriott International, Inc. Upon consummation of the Distribution, Acquisition, and Refinancing (the "Transactions"), which occurred on March 27, 1998 (the last day of the first quarter of 1998), Marriott International, Inc. was renamed Sodexho Marriott Services, Inc. As of March 27, 1998, the principal business of the Company changed from lodging and contract services to food and facilities management services. This change was the result of the Distribution and the Acquisition. In connection with the Distribution and Acquisition, the Company refinanced its debt. The Transactions are explained in more detail below and in the Company's Notes 1 through 5 to the Consolidated Financial Statements included in this report. Due to the extensive changes in the Company's business that resulted from the Transactions, the Company is providing for informational purposes the following description of its business.

INDUSTRY AND MARKETPLACE

The food and facilities management services industry is rapidly changing. Major industry dynamics are:

     o Continued growth in the outsourcing of food service and facilities management as a result of: focus by customers on core competencies and outsourcing of their non-core services, general economic growth, increasing cost pressures and low levels of unemployment.
     o Increasing market penetration by large, well-capitalized participants due to their ability to provide more cost-effective services as a result of economies of scale, a broader range of services than local and regional participants, and national and international coverage to large clients.
     o An increase in the retail orientation of contract catering due to the proliferation of alternative retail outlets, including quick serve restaurants.
     o Strong industry dynamics towards a "one-stop shopping" alternative for all outsourcing needs, including food service and facilities management.
     o Minimal capital requirements due to several factors, including low capital expenditures because operations are generally conducted at client sites using client equipment; low fixed costs, permitting rapid response to market conditions; and predictable cash flow from client payments, reducing or eliminating working capital needs.
     o    Stable industry revenues from an existing client base.

MARKET POSITION

The Company has its origins in two well-established food service providers, MMS and Sodexho North America. The Company is the market leader in the North American contract food services industry, which the Company's management believes is generally underpenetrated by large contractors. Market leadership makes the Company well positioned to grow faster than the overall market. The Company has a unique opportunity to leverage its position as the market leader in food service by cross-selling additional food and facilities management services to existing clients. Management of the Company believes that the facilities management industry remains even more underpenetrated by large contractors than the contract food services industry.

ITEM 1.           BUSINESS, CONTINUED

The Company operates primarily in four business segments as discussed below (also see Note 14 to the Consolidated Financial Statements):

         CORPORATE SERVICES. Although the market for food service in business and industry is relatively highly penetrated, customers are responding favorably to the growth in retail orientation by food service contractors. The market for multi-service national providers (food and facilities) is growing as large corporations are moving toward outsourcing all of their non-core services on a multi-site and multi-service basis. This represents an opportunity to leverage from food contracting to the less developed facilities management market. The government market is expected to increase as federal departments and agencies implement large-scale outsourcing of non-core functions. The Corporate Services segment represents approximately 30% of the Company's current revenues.

         HEALTH CARE. The health care industry continues its transformation from a fee-for-service to a managed care and capitated rate environment. This market dynamic has shifted the risk and burden of cost control from insurance providers to the health care institutions themselves, forcing them to focus not only on the cost component of clinical care, but also on the cost of all services including food and facilities management. These cost pressures are driving the trend toward consolidation of health care institutions and guaranteed cost contracts for hospital services, and have contributed to several institutional bankruptcies. While management of the Company recognizes the challenges of these trends, it also believes that there are opportunities for growth, as the health care market remains significantly underpenetrated. The Health Care segment represents approximately 30% of the Company's current revenues.

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

         SCHOOLS. The current fiscal climate is forcing school districts (kindergarten through Grade 12) to minimize costs while improving the performance of non-instructional areas. Over the last several years, 150-200 school systems per year have decided to begin outsourcing their food services. Also, recent federal regulations require that school meals meet more stringent food specifications and production techniques to comply with "Nutrient Standards" guidelines. Some school districts may turn to contractors to help comply with these guidelines. The Schools segment represents approximately 8% of the Company's current revenues.

The  Company  also  operates  two  additional   segments--  Canada  and  Laundry
Services/Other. These two segments collectively represent approximately 5% of the Company's current revenues.

COMPETITION

The food and facilities management services business in North America comprises a large number of local, regional and national service providers. The Company's strongest competition comes from larger, well-capitalized participants due to their ability to provide (i) cost-effective services as a result of economies of scale, (ii) a broader range of services than local and regional participants and
(iii) national coverage to large clients.

Many educational institutions, health care providers and businesses consider cost to be an important factor when selecting companies to provide food and facilities management services. The Company expects to continue being a successful low-cost services provider due to its (i) significant purchasing economies of scale for food service and facilities management supplies, (ii) sophisticated site labor management controls, (iii) low administrative overhead and (iv) information and accounting systems which allow clients to monitor costs more closely in tandem with the Company's management team.

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

EMPLOYEES

The Company has approximately 111,000 employees on its payroll in the U.S. and Canada, and manages approximately 61,000 people on its clients' payrolls. An estimated 12,000 non-management employees are represented by organized labor unions for collective bargaining purposes. The Company believes its relations with its employees are positive.

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

ACCOUNTING PERIOD

On April 15, 1998, the Company's Board of Directors approved a change in the Company's fiscal year from the Friday closest to the end of December to the Friday closest to the end of August, effective immediately. This change resulted in a 34-week Transition Period from the end of fiscal year 1997 to August 28, 1998. Fiscal year 2000 had 52 weeks ending on September 1, 2000. Fiscal Year 1999 had 53 weeks ending on September 3, 1999. Prior to the change in fiscal year, the Company's 1997 historical fiscal year had 52 weeks and ended on the Friday nearest the end of December, which was January 2, 1998.

ITEM 2.           PROPERTIES

The Company is headquartered in Maryland, where it has a 10-year lease ending in December 2008 (with 2 renewable periods of 5 years each) for approximately 115,000 square feet of space at 9801 Washingtonian Boulevard, Gaithersburg, Maryland. In addition, all of the Company's operating divisions lease their respective headquarters office space as follows: Avon, Connecticut (Health
Care); Altamonte Springs, Florida (Education); Lexington, Massachusetts (Corporate Services); West Lake, Texas (Schools); Burlington, Canada; and Atlanta, Georgia (Laundries/Other). These operating division leases generally run for initial terms of three to five years with renewal options.

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

As a result of the Acquisition, the Company also occupied approximately 20,000 square feet of office and warehouse space in Trumbull, Connecticut; approximately 15,000 square feet of office space in Mobile, Alabama; approximately 34,000 square feet of building space in Sunnyvale, California;
approximately 15,000 square feet of building space in Allston, Massachusetts, and also owned a 30,000 square foot office building in Montreal, Canada.

In October 1998, the Company sold an 80,000 square foot office facility in Waltham, Massachusetts, obtained in the Acquisition. The sale of the Waltham office facility did not have any adverse impact on the Company's financial condition or results of operations. To provide space for the operations that formerly occupied one-half of the Waltham office facility, the Company entered into an agreement in December 1998 to lease approximately 25,000 square feet of office space in Lexington, Massachusetts, for a seven-year period, with a five-year renewal option. Also, during fiscal year 2000, the Company sub-leased the 15,000 square feet of office space in Mobile, Alabama to a non-affiliate entity and sold the 30,000 square foot office building in Montreal, Canada. In addition, in June 2000, the Company terminated the Trumbull, Connecticut and Sunnyvale, California leases prior to their expiration. These transactions did not have an adverse impact on the Company's financial condition or results of operations.


ITEM 3.           LEGAL PROCEEDINGS

 There are no material legal proceedings pending against the Company.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the Company during the fourth quarter of fiscal year 2000.

                                     PART II

ITEM 5.           MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                       SHAREHOLDER MATTERS

COMMON STOCK. The comparability of stock prices in the table below was affected by the Transactions, which occurred on March 27, 1998. The range of the Company's common stock prices and dividends declared per share for fiscal years 2000 and 1999, the Transition Period, and fiscal year 1997 are as follows (restated to reflect the one-for-four reverse stock split on March 27, 1998):

                                                                                                         DIVIDENDS
                                                                                                       DECLARED PER
                                                                          HIGH             LOW             SHARE
                                                                     ---------------- --------------- ----------------

    FISCAL YEAR 2000              First Quarter                            $ 19 5/16      $ 13 13/16             $.08
                                  Second Quarter                              15 3/4          10 1/8                -
                                  Third Quarter                               15 1/4         10 7/16                -
                                  Fourth Quarter                            18 15/16              14                -

    FISCAL YEAR 1999              First Quarter                               33 3/8          24 5/8                -
                                  Second Quarter                              29 1/4              22                -
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

At September 1, 2000, there were 63.2 million shares of common stock outstanding held by approximately 36,000 shareholders of record. The Company's common stock is traded on the New York Stock Exchange, Chicago Stock Exchange, Pacific Stock Exchange and Philadelphia Stock Exchange.

DIVIDEND POLICY. Prior to the Transactions, the Company had paid regular quarterly dividends. On October 13, 1999, the Board of Directors declared an $0.08 per common share dividend for fiscal year 1999, paid on December 10, 1999 to shareholders of record on November 22, 1999--see Item 7. Liquidity and Capital Resources. The Company may pay dividends in the future, subject to the restrictive covenants contained in the Company's credit facility agreements related to the Refinancing and other relevant considerations. In general, the restrictive covenants do not permit the Company to pay dividends to shareholders in an amount greater than 40 percent of the Company's net income, or 45 percent when the ratio of the Company's consolidated debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio ("EBITDA", as defined in the documentation for the credit facility agreements) is less than 4 but not less than 3. This restriction will no longer apply when such ratio is less than 3. The payment and amount of cash dividends on the Company's common stock will be subject to the sole discretion of the Company's Board, which will review the Company's dividend policy at such times as may be deemed appropriate. The Board will closely monitor the results of the Company's operations, capital requirements, and other considerations to determine the extent to which a dividend may be declared in future periods.

ITEM 6.           SELECTED HISTORICAL FINANCIAL DATA

The following table presents summary selected historical financial data for the Company derived from its financial statements as of the fiscal years ended September 1, 2000 and September 3, 1999, the 34-week period ending August 28, 1998, and fiscal years 1997, 1996 and 1995 (see below). As the result of the Transactions, 1998's results are not comparable to the other years presented.
Specifically, the results of Sodexho North America are only included in the 22-week period ended August 28, 1998. Conversely, the results of MDS and MSLS are included in the historical financial continuing operations prior to the Transaction. In addition, operating results in 1997 include a loss before income taxes of $22 million ($14 million after-tax, or $0.40 per share) on the sale of MMS- UK to Sodexho.

The historical information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto, each contained herein.

ITEM 6.           SELECTED HISTORICAL FINANCIAL DATA, CONTINUED


                   SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                                               34
                                                       FISCAL     FISCAL      WEEKS
                                                        YEAR       YEAR       AUGUST                FISCAL YEAR
                                                                                           -------------------------------
                                                       2000(1)     1999(1)    1998(1)        1997(2)    1996(3)   1995(3)
                                                     ----------- ---------- -----------    ---------- --------- ----------
($ in millions, except per share data)
INCOME STATEMENT DATA:
Sales                                                   $4,734     $4,502      $2,828        $5,026    $4,318     $3,634
Operating Profit Before
   Corporate Expenses and Interest                         319        299         119           157       177        130
Total Corporate Expenses and Interest(4)                  (207)      (207)       (151)         (172)     (127)       (78)
                                                     ----------- ---------- -----------    ---------- --------- ----------
Income (Loss) From Continuing Operations,
  Before Taxes and Extraordinary Item                      112         92         (32)          (15)       50         52
(Provision) Benefit for Income Taxes from
   Continuing Operations                                   (49)       (41)         13            15       (17)       (20)
                                                     ----------- ---------- -----------    ---------- --------- ----------
Income (Loss) From Continuing Operations, Before
   Discontinued Operations and Extraordinary Item           63         51         (19)           --        33         32
Discontinued Operations, Net of Income Taxes(5)             --         --          77           335       273        215
                                                     ----------- ---------- -----------    ---------- --------- ----------
Income Before Extraordinary Item                            63         51          58           335       306        247
Loss from Extraordinary Item, Net of Income Taxes(6)        --         --         (44)           --        --         --
                                                     ----------- ---------- -----------    ---------- --------- ----------
Net Income                                              $   63     $   51      $   14        $  335    $  306     $  247
                                                     =========== ========== ===========    ========== ========= ==========

PER SHARE DATA(7):
Diluted Earnings Per Share:
 Continuing Operations                                  $ 1.00     $ 0.81      $(0.36)       $   --    $ 0.97     $ 0.97
 Discontinued Operations(5)                                 --         --        1.48         10.53      8.08       6.51
                                                     ----------- ---------- -----------    ---------- --------- ----------
 Diluted Earnings Per Share before Extraordinary Item     1.00       0.81        1.12         10.53      9.05       7.48
 Extraordinary Item(6)                                      --         --       (0.85)           --        --         --
                                                     ----------- ---------- -----------    ---------- --------- ----------
Diluted Earnings Per Share                              $ 1.00     $ 0.81      $ 0.27        $10.53    $ 9.05     $ 7.48
                                                     =========== ========== ===========    ========== ========= ==========

Cash Dividends Declared(8)                              $ 0.08     $   --      $ 0.36        $ 1.40    $ 1.28     $ 1.12

Diluted Weighted - Average Shares                         63.5       63.9        52.0          31.8      33.8       33.0

BALANCE SHEET DATA (AT END OF YEAR):
Total Assets                                            $1,364     $1,347      $1,341        $5,009    $4,180     $3,221
Long-Term and Convertible Subordinated Debt                900      1,010       1,091         1,829     1,300        795
Stockholders' (Deficit)/Equity                            (413)      (494)       (555)        1,463     1,260      1,054

-----------

1 - On April 15, 1998, the  Company's  Board  of  Directors  changed  the fiscal year from the Friday closest to the end of December to the Friday closest to the end of August, thereby creating a 34-week Transition Period. On March 27, 1998, the Company acquired Sodexho North America. In addition, fiscal year 2000 had 52 weeks ended on September 1, 2000, fiscal year 1999 had 53 weeks and ended on September 3, 1999. The historical data for fiscal year 1997 and prior years does not include the revenue and expenses of the acquired business, see Notes 1 through 3 to the Consolidated Financial Statements.
2 - Operating  results  in  fiscal  year 1997 (52 weeks  ended  January 2, 1998)
    include a loss before income taxes of $22 million ($14 million after tax, or $0.40 per share) on the sale of the MMS- UK operations to Sodexho in connection with the Transactions.
3 - Fiscal year 1996 includes  53 weeks ending on  January 3, 1997,  with fiscal year 1995 including 52 weeks ending on December 29, 1995.
4 - Total corporate  expenses  include the  amortization  of intangible  assets.
    For fiscal year 1999 and the 34 weeks ended August 28, 1998, $16 million and $31 million pretax, respectively, of integration and restructuring charges were recognized, see Note 4 to the Consolidated Financial Statements.
5 - On  March  27,  1998,  the  Company  distributed  to  its  shareholders  the
    Lodging, MSLS and MDS divisions as part of the Transactions. For reporting purposes, the Lodging segment is considered Discontinued Operations prior to March 27, 1998. MSLS and MDS are considered part of continuing operations for the same periods (see Note 1 to the Consolidated Financial Statements).
6 - On  March  27,  1998,  the  Company  refinanced   its  debt  as part  of the
    Transactions  (see  Note  1  and  Note  8  to  the  Consolidated   Financial
    Statements), resulting in a $71 million pretax charge from the early extinguishment of debt ($44 million after-tax).
7 - Earnings per share data have been restated to reflect the adoption in 1997 of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." All per share data has been adjusted to reflect a one-for-four reverse stock split effective March 27, 1998.
8 - The Board of Directors declared on October 13, 1999, an $0.08 per common share dividend for fiscal year 1999, paid on December 10, 1999 to shareholders of record on November 22, 1999--see Note 9 to the Consolidated Financial Statements.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

                                    OVERVIEW

As described in Part I, Items 1 & 2, "Business" and "Properties," on March 27, 1998, the Company completed the Distribution, Acquisition, and Refinancing. As a result, the assets, liabilities, and business operations of the Company for fiscal years 2000 and 1999 have changed substantially compared to prior periods presented.

In particular, the most significant differences relate to the following:

o The 1997 Consolidated Statement of Income included revenues, as well as operating costs and expenses, related to the distributed operations. In the Consolidated Statement of Income, the operations of the lodging segment have been combined and included as "Discontinued Operations, Net of Income Taxes." The MDS and MSLS segments were also part of the Distribution to shareholders, but remained part of continuing operations in the historical financial statements. See Note 1 to the Consolidated Financial Statements.
o As described in Notes 1 through 5 to the Consolidated Financial Statements, the Company acquired the North American operations of Sodexho Alliance, S.A. on March 27, 1998. The historical data in 1997 did not include the revenue and expenses of the acquired business.
o On March 27, 1998, the Company obtained over $1.3 billion in new debt through secured and guaranteed credit facilities, with the proceeds used to repay over $1.6 billion of existing debt.
o On April 15, 1998, the Company's Board of Directors changed the fiscal year from the Friday closest to the end of December to the Friday closest to the end of August, thereby creating a 34-week Transition Period. See Note 1 to the Consolidated Financial Statements.

Due to these differences in the comparability of the Company's historical operating results for fiscal years 2000 and 1999, the Transition Period, and prior fiscal year, management believes that it is meaningful and relevant in understanding the present and ongoing Company operations to compare fiscal year 2000 with the Company's pro forma operating results for fiscal years 1999 and 1998, presented in the "Introduction" section of this report. These pro forma statements were prepared as if the Distribution, Acquisition, Refinancing and the implementation of the various related agreements entered into with Marriott International, Inc. and Sodexho occurred at the beginning of pro forma fiscal year 1998. The pro formas exclude, among other items, certain non-recurring costs such as (i) costs of the Distribution of $17 million (after-tax) in 1998,
(ii) an extraordinary loss related to the early extinguishment of debt of $44 million, after-tax, and (iii) integration and restructuring charges totaling $16 million (pretax) in 1999 and $31 million (pretax) for 1998. See Notes 1 through 5 to the Consolidated Financial Statements.

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

LIMITED GEOGRAPHIC FOCUS

The Company is not currently expected to expand its international presence beyond Canada. Although the Company supports certain U.S. clients in Guam, Antarctica and the Marshall Islands, among others. The Trademark License Agreement entered into by the Company and Marriott International, Inc. gives the Company the right to use the "Marriott" name in the U.S. and Canada (and elsewhere only in extremely limited circumstances). Likewise, the Company entered into a Royalty Agreement with Sodexho pursuant to which Sodexho licenses the right to use the "Sodexho" name in the U.S. and Canada. As a practical matter, since the Company will only be allowed to use its corporate name in the U.S. and Canada, and since Sodexho controls or has a significant interest in companies operating in other countries in the food and facilities management industries, it is unlikely that the Company will engage in significant operations outside the U.S. and Canada. As a result, the Company will be more susceptible to a downturn in the U.S. and Canadian economies than a company that is actively engaged in various other markets.

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

The Company is positioned well to capitalize on the current trend for outsourcing services. As increasing cost pressures force organizations to focus on their core business, the demand for outsourcing services is growing. The total market is estimated at $130 billion in North America, with 75% of potential food and facilities management outsourcing business still self-operated. The Company is focusing on building the organization where resources are closest to the units, facilitating the local managers' ability to adapt to the clients' needs. Additionally, the Company wants to focus on the markets and sub-markets that have the most growth potential and that match up well with the Company's core services. During the past year, the Company made significant progress in segmenting all of its markets in terms of size, penetration, needs, growth and profitability. The results of this process provide the basis for choosing the steps the Company will take to strengthen its leadership position and to target specific high potential markets.

In 1999, the Company substantially completed the integration of the number one and number four market leaders in the U.S. food and facilities management services industry. The focus during fiscal year 1999 was setting common goals and the merging of best practices and business strategies. Fiscal year 1999 also saw the successful alignment of its management team, consolidation of its systems and processes for improved operations, and development of integrated business strategies. This foundation carried over into fiscal year 2000, where significant investments were made to bring additional resources to the client level, including recruiting and training of client level operators and increasing the Company's sales force.

A key element of the Company's strategy is obtaining additional synergies and cost savings within its operations, particularly in the food procurement process. In the aggregate, the Company achieved its $40 million cumulative annual synergy target for fiscal year 2000, of which approximately $20 million was incremental to fiscal year 2000. The Company expects that the procurement and distribution process savings will account for approximately two-thirds of the estimated $60 million in annual synergies which the Company expects to realize by the end of year 2001. Incremental synergies generated in fiscal year 2000 were reinvested during fiscal year 2000. The reinvestments were primarily in additional sales and management personnel.

Beginning in fiscal year 1999 and continuing in fiscal year 2000, the Company has also invested in new systems to improve the tracking and analysis of food procurement activities. These enhancements will result in additional procurement efficiencies and improved operating margins in the Company's businesses. Within these initiatives, a new procurement information system was implemented in the latter half of fiscal year 2000. A key benefit of this new system is the improved capturing of data regarding the Company's procurement activity. This capability also improves the Company's ability to better match the procurement process to the period in which it occurred, which resulted in the recording of an increase in pretax earnings of $8 million ($5 million after-tax, or $0.07 per diluted share) in the Company's fourth quarter of fiscal year 2000, accounted for as a change in estimate under APB Opinion No. 20-- "Accounting Changes." The Company estimates that approximately $5 million (pretax), or $0.04 per diluted share, of this change in estimate relates to procurement activity prior to
fiscal  year  2000,   with  the  remainder  of  this  impact  being  related  to enhancements and improved procurement-related efficiencies attributable to fiscal year 2000.

In addition, the Company has undertaken an information systems strategy study to evaluate the current state of its information systems, and consider information technology options. Among the options under consideration is the adoption of certain elements of the technology platform adopted by Sodexho Alliance. This evaluation will require additional time to study and review alternatives and their impact on capital investments, earnings, shareholder value and the provisions of the Company's debt agreements. Strategic developments in this area were originally expected to be finalized during fiscal year 2000, however, management has determined that the complexity of the systems review would require additional analysis that would carry the project well into fiscal year 2001. See Item 7.--Liquidity and Capital Resources.

                              RESULTS OF OPERATIONS

The following discussion presents an analysis of results of operations of the Company for the 52-week period ended September 1, 2000 ("fiscal year 2000", or "2000") as compared with the 53-week period ended September 3, 1999 ("fiscal year 1999", or "1999") presented in the Selected Consolidated Financial Highlights above. The discussion below also presents an analysis of fiscal year 1999 compared with the 34-week period ended August 28, 1998 (the "Transition Period") and the Transition Period compared with the fiscal year ended January 2, 1998 (52 weeks). As detailed above, due to the differences in the comparability of the Company's historical operating results for fiscal year 2000, compared with fiscal year 1999, the Transition Period and fiscal year
1997, management believes that it is meaningful and relevant to review the Company's operating results for fiscal year 2000, compared with pro forma fiscal years 1999 and 1998, presented in the "Introduction" section of this report.

HISTORICAL 52 WEEKS ENDED SEPTEMBER 1, 2000 COMPARED WITH THE 53 WEEKS ENDED
 SEPTEMBER 3, 1999.

Total sales for fiscal year 2000 were $4.7 billion, an increase of $232 million, or 5%, over $4.5 billion for fiscal year 1999. Adjusting for the estimated $76 million impact of the extra week in fiscal year 1999, sales increased $308 million, or 7%. Overall, this growth was attributed to favorable new sales trends and solid comparable growth in existing accounts in most of the Company's divisions. The School Services and Canada divisions had double-digit sales growth during the year, with strong growth in the remaining divisions, excluding Laundries/Other. Managed volume, which represents the Company's measurement of gross revenues associated with all services the Company manages on behalf of its clients, is most relevant in the Health Care and Schools divisions. On a 52-week basis, the Health Care division's managed volume was $2.9 billion for fiscal year 2000, up $29 million or 1% over the $2.8 billion in managed volume for same period last year. The Health Care division's relatively flat managed volume growth was mostly due to the health care industry being under significant financial pressure, impacting a large number of the Company's clients in certain geographic markets. Managed volume for the Schools division was $698 million for fiscal year 2000, an increase of $54 million, or 8% over the $644 million for fiscal year 1999. The growth in the Schools division was due to the impact of solid new sales that added almost proportionately as much managed volume as total sales for the period.

Operating profit before corporate items (corporate expenses, interest expense and amortization of intangible assets) totaled $319 million for fiscal year 2000, an increase of $20 million, or 7% when compared with $299 million in operating profit for fiscal year 1999. Operating profit increased mostly due to increases in the Health Care and Education divisions, as the Education division experienced improving margins from the strong new sales in the latter half of fiscal year 1999. In the Health Care division, operating margins improved from strong new sales and solid comparable growth rates at existing accounts, and the impact in fiscal year 1999 of approximately $3 million in bankruptcy related losses. Schools Services and Canada had flat operating profits when compared with last year, the result of several under-performing client accounts that were mostly first year, larger based, accounts. The Company anticipates that the inefficiencies in these under-performing accounts will be resolved during the next two quarters as the Company makes the necessary adjustments at these accounts to reach expected operating performance.

Total operating costs, corporate expenses and amortization of intangible assets represented, in the aggregate, 96% of total sales for fiscal year 2000, unchanged from fiscal year 1999's ratio. The Company anticipates this margin will improve in the year ahead, as the Company achieves additional purchasing synergies, partially offset by the continued investment of a portion of the synergies in its businesses. Overall, the Company achieved about $20 million in additional purchasing synergies in 2000, resulting in an aggregate of over $40 million in cumulative annual synergies by the end of 2000, and as planned, reinvested most of 2000's synergies in sales staff and management support teams. The Company continues to anticipate cumulative synergies to reach $60 million in cost savings annually in 2001.

Corporate expenses and amortization of intangible assets in fiscal year 2000 totaled $123 million, an 11% increase from the adjusted fiscal year 1999, which excludes the $3 million pretax charge related to the resignation of the former CEO and the $14 million in integration charges. This was primarily due to an increase of approximately $7 million for the impact of open positions filled in the latter half of fiscal year 1999 and new positions added in the current year, along with a $5 million increase in assistance fees paid to Sodexho Alliance for services received, as agreed upon in the merger agreements. Fiscal year 1999 also included the favorable impact from the sale of the Company's Bright Horizons Family Solutions ("BFAM") investment for a pretax gain of $8 million, or $5 million after-tax ($0.07 per diluted common share). The increase in operating profits contributed to the increase in pretax income of $20 million, or 22%, to $112 million for fiscal year 2000, as the integration and resignation charges in 1999 were offset by the BFAM gain in 1999 and increases in corporate expenses between the years. The effective tax rate for the current period was 43.5%, a decrease from 44.8% for 1999. Net income increased to $63 million, or $1.00 per diluted share, compared with $51 million, or $0.81 per diluted share for fiscal year 1999. Diluted weighted average shares outstanding for fiscal year 2000 were 63.5 million, compared to 63.9 million for the prior year.

HISTORICAL 53 WEEKS ENDED SEPTEMBER 3, 1999 COMPARED WITH THE 34 WEEKS ENDED
 AUGUST 28, 1998.

Total sales for fiscal year 1999 were $4.5 billion, an increase of $1.7 billion, or 59% compared with $2.8 billion for the Transition Period. The significant increase between the periods was due to the 19 additional weeks reported in fiscal year 1999, partially offset by the first 12 weeks of the Transition Period including sales from the Marriott Distribution Services ("MDS") and Marriott Senior Living Services ("MSLS") divisions that were distributed to shareholders on March 27, 1998 (as detailed in Notes 1 through 4 to the Consolidated Financial Statements). Excluding the MDS and MSLS divisions, total sales increased $2 billion, or 80%. Solid sales growth in comparable accounts was partially offset by a lower retention rate for the Transition Period. Retention rates, particularly in the Health Care and Education divisions, improved in fiscal year 1999 compared with the Transition Period.

Operating  profit  before  corporate  items totaled $299 million for fiscal year
1999, more than double the $119 million for the 1998 Transition Period. Excluding $2 million and $10 million in integration and restructuring costs in fiscal year 1999 and the Transition Period, respectively, operating profit would have totaled $301 million for fiscal year 1999 and $129 million for the Transition Period. This increase was the result of the 19 week difference between the periods as well as increased margins, largely due to purchasing and administrative synergies between the periods. These increases were partially offset by challenges in the health care industry, which resulted in charges totaling $3 million to operating profit for fiscal year 1999 to record additional bad debt reserves due to three client bankruptcies during the year.

Corporate items totaled $207 million, an increase of $56 million, or 37%, when compared to $151 million for the Transition Period. Excluding integration expenses totaling $14 million for fiscal year 1999 and integration and restructuring expenses of $21 million for the Transition Period, adjusted corporate items totaled $193 million and $130 million, an increase of $63 million, or 48%. This increase reflects the over 50% increase in the number of operating weeks between the periods. In addition, the benefits from the elimination of certain positions after the Transactions along with other administrative synergies were more than offset in the current fiscal year by a one-time, $3 million pretax charge related to the resignation of the former Chief Executive Officer and $5 million pretax of Year 2000 related costs (see "Year 2000"). Fiscal year 1999 also included the favorable impact from the sale of the Company's Bright Horizons Family Solutions ("BFAM") investment, resulting in a cumulative pretax gain of $8 million, or $5 million after-tax ($0.07 per diluted common share).

Excluding the Year 2000 costs, the integration expenses and the one-time resignation charge, total operating costs, corporate expenses and amortization of intangible assets represented, in the aggregate, 96% of total sales for fiscal year 1999 compared with the Transition Period's comparable period ratio of 98%.

Total income from continuing operations before taxes was $108 million, excluding $16 million of integration charges, versus a comparably adjusted $1 million loss from continuing operations for the Transition Period. This significant increase was due to the 19 additional weeks of operations in the current year, in addition to increased operating margins as well as administrative and purchasing synergies. The Transition period included Discontinued Operations, net of income taxes, totaling $77 million, reflecting the results of the lodging segment prior to the Transactions. The Transition Period also included a loss from an extraordinary item totaling $44 million, or $0.85 per share, from the redemption and defeasance of debt (see Note 1 to the Consolidated Financial Statements).

HISTORICAL 34 WEEKS ENDED AUGUST 28, 1998 COMPARED WITH THE 52 WEEKS ENDED
 JANUARY 2, 1998.

Total sales for the Transition Period were $2.8 billion, a decrease of $2.2 billion, or 44% compared with $5.0 billion for fiscal year 1997. The significant decrease between the periods was due to the 35% decrease in the number of weeks reported, in addition to the $1.4 billion decrease from the Marriott Distribution Services ("MDS") and Marriott Senior Living Services ("MSLS") divisions that were distributed to shareholders on March 27, 1998 (as detailed in Notes 1 through 3 to the Consolidated Financial Statements). Excluding the MDS and MSLS divisions, and with no adjustment for the difference in the number of weeks reported, total sales decreased $750 million, or 23%.

Operating profit before corporate items totaled $119 million for the Transition Period, a decrease of $38 million, or 24%, compared with the $157 million for fiscal year 1997. Excluding $10 million in integration costs in the Transition Period and a $22 million pretax loss from the sale of MMS- UK in fiscal year 1997, operating profit would have totaled $129 million for the Transition Period and $179 million for fiscal year 1997, a decrease of $50 million, or 28%. This decrease was the result of the 18 week difference between the periods and the $14 million decrease in operating profit from the MDS and MSLS divisions, which were partially offset by increased margins between the periods, especially in the Corporate Services division from the continued success of the Crossroads Cuisines marketing strategy.

Corporate items totaled $151 million, a decrease of $21 million, or 12%, when compared to $172 million for fiscal year 1997. Excluding integration and restructuring expenses of $21 million for the Transition Period, adjusted corporate items totaled $130 million for the Transition Period, an adjusted decrease of $42 million, or 24%. This decrease reflects the 35% decrease in the number of operating weeks between the periods, though the Transition Period includes expenses from Sodexho North America's operations for the 22-week period ended August 28, 1998.

Excluding  integration  and  restructuring  expenses,   total  operating  costs,
corporate expenses and amortization of intangible assets represented, in the aggregate, 98% of total sales for the Transition Period compared with fiscal year 1997's comparable period ratio of 99%.

Total loss from continuing operations before taxes was $1 million, excluding $31 million of integration and restructuring charges, for the Transition Period. This compares with income from continuing operations before taxes of $7 million for fiscal year 1997, excluding the $22 million pretax loss from the sale of MMS- UK operations. This decrease was the result of the decrease of 18 weeks of operations in the Transition period, most of which include strong operational weeks for the Education and Schools divisions. The Transition period included Discontinued Operations, net of income taxes, totaling $77 million, reflecting the results of the lodging segment prior to the Transactions. Fiscal year 1997 included Discontinued Operations, net of income taxes, totaling $335 million, reflecting a full year of the lodging segment. The Transition Period also included a loss from an extraordinary item totaling $44 million, or $0.85 per share, from the redemption and defeasance of debt (see Note 1 to the Consolidated Financial Statements).

                         LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged as a result of the Transactions in March 1998. The debt resulting from the refinancing contains restrictive covenants and requires grants of security and guarantees by subsidiaries of the Company, and therefore limits the Company's ability to incur additional debt and engage in certain other activities. Additionally, these debt covenants limit the Company's ability to pay dividends.

Capital requirements are funded from a combination of existing cash balances and operating cash flow. In fiscal year 2000, net cash flows from operations more than doubled from the prior year, to $221 million. This increase was mostly due to improved net income and increases in working capital of $82 million, the result of increased collection efforts in accounts receivables and more favorable vendor payment terms and the extension of payment cycles in accounts payables. Additionally, the Company achieved its $40 million cumulative annual synergy target for fiscal year 2000, of which approximately $20 million was incremental to fiscal year 2000. The Company expects that the procurement and distribution process savings will account for approximately two-thirds of the estimated $60 million in annual synergies which the Company expects to realize by the end of year 2001. These anticipated cost savings will be available to pay down debt and reinvest in the Company to fund activities to enhance its competitive position. Incremental synergies generated in fiscal year 2000 were reinvested during fiscal year 2000. The reinvestments were primarily in additional sales and management personnel.

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

In addition, the Company has undertaken an information systems strategy study to evaluate the current state of its information systems, and consider information technology options. Among the options under consideration is the adoption of certain elements of the technology platform adopted by Sodexho Alliance. This evaluation will require additional time to study and review alternatives and their impact on capital investments, earnings, shareholder value and the provisions of the Company's debt agreements. Strategic developments in this area are expected to be finalized in fiscal year 2001. Most recently, the Company began a study of a solution set for payroll, benefits and human resources information systems, as the Company migrates from the current Marriott International payroll-related systems. Under the current agreement, the Company is required to migrate off the Marriott International payroll infrastructure no later than the Company's fiscal year 2002 (see Note 5 to the Consolidated Financial Statements).

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

As of September 1, 2000, the Company had a $235 million revolving credit facility available to provide funds for liquidity, seasonal borrowing needs and other general corporate purposes. At September 1, 2000, the Company had $21 million of this revolving credit facility utilized by letters of credit outstanding, principally related to insurance programs, with the remaining $214 million available for operations. The Company is required to make quarterly cash interest payments on its term facilities, as well as scheduled principal repayments on its Senior Secured Credit Facility (see Note 8 to the Consolidated Financial Statements) amounting to approximately: $80 million in 2001; $90 million in 2002; $115 million in 2003 and $65 million in 2004.

On October 7, 1999, Marriott International notified all holders of the LYONs, that Marriott International had elected to redeem all of the LYONs at a price of $619.65 for each $1,000 principal amount at maturity of the LYONs, with a redemption date of November 8, 1999. The results of the redemption for the Company were the issuance of approximately 760,000 common shares and a payment of $11 million to MI for the Company's share of bondholders choosing to redeem in cash.

                            NEW ACCOUNTING STANDARDS

On September 2, 2000, the Company adopted Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"). In accordance with the provisions in SFAS No. 133, the Company has designated all of its interest rate swap agreements as cash flow hedges. The Company has determined that these interest rate swap agreements are highly effective in offsetting the variable interest cash flows of the Company's debt portfolio. The interest rate swap agreements will be recorded on the balance sheet at fair value in other assets (or other liabilities) with the offsetting entry to accumulated other comprehensive income, a component of stockholders' deficit for the effective portion of the hedge. The ineffective portion of the hedge will be recorded directly to the statement of income. The fair value of the interest rate swap contracts were approximately $15 million (pretax) in the aggregate as of September 1, 2000 (see Note 8 to the Consolidated Financial Statements). There were no net gains or losses on derivatives that had previously been deferred or gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of the hedged items. Currently, the Company does not have any other financial contracts which contain embedded derivatives or fair value hedge relationships which would fall within the scope of SFAS No. 133.

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


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are not materially affected by changes in interest rates, due to the relatively low balances of borrowings at floating interest rates (after adjusting for hedge positions outstanding, see Note 8 to the Consolidated Financial Statements) as well as notes receivable which earn a variable rate of interest. However, changes in interest rates also impact the fair value of the Company's debt, totaling $981 million at September 1, 2000. If interest rates increased by 100 basis points, the fair value of the Company's debt would have decreased by approximately $17 million, while a 100 basis point decrease in rates would have increased the fair value of the Company's debt by approximately $17 million, based on balances at September 1, 2000.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial information is included on the pages indicated:

                                                                      PAGE(S)
                                                                      -------

Management's Report                                                        22
Reports of Independent Public Accountants                               23-24
Consolidated Statement of Income                                           25
Consolidated Balance Sheet                                                 26
Consolidated Statement of Cash Flow                                        27
Consolidated Statement of Stockholders' Deficit                            28
Notes to Consolidated Financial Statements                              29-49
Supplementary Data                                                         50

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

The financial statements presented herein were prepared on a historical basis for fiscal years 2000 and 1999, the Transition Period of January 3, 1998 to August 28, 1998, and for calendar year 1997 as described in Note 1 to the Consolidated Financial Statements. In addition, fiscal year 2000 and pro forma fiscal years 1999 and 1998 are presented in the Introduction section of this report. Management believes that this presentation is meaningful and relevant to shareholders and other users of these financial statements. The pro forma results were prepared by applying certain pro forma adjustments to the audited historical results of Marriott International, Inc. and the acquired North American operations of Sodexho Alliance, S.A.

The historical consolidated financial statements for fiscal years 2000 and 1999 and for the Transition Period in 1998 have been audited by PricewaterhouseCoopers LLP, independent public accountants. The historical consolidated financial statements for 1997 have been audited by Arthur Andersen LLP, independent public accountants. Their reports, included in this report, express an informed judgment as to whether management's historical consolidated financial statements present fairly the Company's financial position and results of operation in conformity with generally accepted accounting principles. The pro forma financial statements included herein do not represent actual historical results of the Company and as such are not audited.

The Board of Directors fulfills its responsibility for the financial statements through its Audit Committee, composed of three directors not otherwise employed by the Company. The committee meets a minimum of three times during the year with the independent public accountants, representatives of management and the internal auditors to review the scope and results of the internal and external audits, the accounting principles applied in financial reporting, and financial and operational controls. The independent public accountants and internal auditors have unrestricted access to the Audit Committee with and without the presence of management.





       /s/ MICHEL LANDEL                         /s/ JOHN M. BUSH

       Michel Landel                             John M. Bush
       President and                             Senior Vice President and
       Chief Executive Officer                   Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and
Shareholders of Sodexho Marriott Services, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of income and stockholders' deficit and of cash flow present fairly, in all material respects, the financial position of Sodexho Marriott Services, Inc. and its subsidiaries at September 1, 2000 and September 3, 1999, and the results of their operations and their cash flow for the fifty-two weeks ended September 1, 2000, the fifty-three weeks ended September 3, 1999 and the thirty-four weeks ended August 28, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




/s/ PRICEWATERHOUSECOOPERS LLP


Washington, D.C.
October 11, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Sodexho Marriott Services, Inc.:


We have audited the accompanying consolidated statements of income, cash flow, and stockholders' deficit of Sodexho Marriott Services, Inc. (formerly "Marriott International, Inc.") for the fiscal year ended January 2, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of income, cash flow, and stockholders' deficit referred to above present fairly, in all material respects, the results of Sodexho Marriott Services, Inc.'s operations and its cash flow for the fiscal year ended January 2, 1998, in conformity with accounting principles generally accepted in the United States.




/s/ ARTHUR ANDERSEN LLP



Vienna, VA
February 3, 1998 (except with respect to the matters discussed in Notes 2 and 14, as to which the date is October 7, 1998)

                                                   SODEXHO MARRIOTT SERVICES, INC.
                                                  CONSOLIDATED STATEMENT OF INCOME
                  FOR THE FISCAL YEARS ENDED SEPTEMBER 1, 2000 AND SEPTEMBER 3, 1999, THE THIRTY-FOUR WEEKS ENDED
                                      AUGUST 28, 1998 AND THE FISCAL YEAR ENDED JANUARY 2, 1998
                                              ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                             JANUARY 3 TO
                                                                                              AUGUST 28,
                                                               2000              1999            1998              1997
                                                        ----------------- ---------------- ----------------- ----------------
                                                            (52 WEEKS)        (53 WEEKS)       (34 WEEKS)        (52 WEEKS)

SALES                                                            $4,734           $4,502            $2,828           $5,026

OPERATING COSTS AND EXPENSES
     Operating expenses                                           4,415            4,203             2,709            4,847
     Loss on sale of MMS- UK operations                               -                -                 -               22
                                                        ----------------- ---------------- ----------------- ----------------
                                                                  4,415            4,203             2,709            4,869
                                                        ----------------- ---------------- ----------------- ----------------
OPERATING PROFIT BEFORE
   CORPORATE EXPENSES AND INTEREST                                  319              299               119              157
Corporate expenses, including
   amortization of intangible assets                               (123)            (128)              (97)             (94)
Interest expense                                                    (85)             (88)              (65)            (110)
Interest income                                                       1                1                11               32
Gain on sale of investment                                            -                8                 -                -
                                                        ----------------- ---------------- ----------------- ----------------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS, BEFORE TAXES AND
   EXTRAORDINARY ITEM                                               112               92               (32)             (15)
(Provision) benefit for income taxes from
   continuing operations                                            (49)             (41)               13               15
                                                        ----------------- ---------------- ----------------- ----------------
Income (Loss) From Continuing Operations, Before
   Discontinued Operations and Extraordinary Item                    63               51               (19)               -
Discontinued Operations, Net of Income Taxes                          -                -                77              335
                                                        ----------------- ---------------- ----------------- ----------------
Income Before Extraordinary Item                                     63               51                58              335
Loss from Extraordinary Item, Net of Income Taxes                     -                -               (44)               -
                                                        ----------------- ---------------- ----------------- ----------------
NET INCOME                                                       $   63           $   51            $   14           $  335
                                                        ================= ================ ================= ================

BASIC EARNINGS (LOSS) PER SHARE:
   Continuing Operations                                         $ 1.01           $ 0.82            $(0.36)          $    -
   Discontinued Operations                                            -                -              1.48            10.53
                                                        ----------------- ---------------- ----------------- ----------------
                                                                   1.01             0.82              1.12            10.53
   Extraordinary Item                                                 -                -             (0.85)               -
                                                        ----------------- ---------------- ----------------- ----------------
BASIC EARNINGS PER SHARE                                         $ 1.01           $ 0.82            $ 0.27           $10.53
                                                        ================= ================ ================= ================

DILUTED EARNINGS (LOSS) PER SHARE:
   Continuing Operations                                         $ 1.00           $ 0.81            $(0.36)          $    -
   Discontinued Operations                                            -                -              1.48            10.53
                                                        ----------------- ---------------- ----------------- ----------------
                                                                   1.00             0.81              1.12            10.53
   Extraordinary Item                                                 -                -             (0.85)               -
                                                        ----------------- ---------------- ----------------- ----------------
DILUTED EARNINGS PER SHARE                                       $ 1.00           $ 0.81            $ 0.27           $10.53
                                                        ================= ================ ================= ================


                 See Notes to Consolidated Financial Statements.

                                                   SODEXHO MARRIOTT SERVICES, INC.
                                                     CONSOLIDATED BALANCE SHEET
                                               SEPTEMBER 1, 2000 AND SEPTEMBER 3, 1999
                                                           ($ IN MILLIONS)



                                                                  SEPTEMBER 1,                  SEPTEMBER 3,
                                                                      2000                          1999
                                                                -----------------             ------------------
                            ASSETS
Current Assets
     Cash and equivalents                                               $    54                        $    48
     Accounts and notes receivable, net                                     463                            445
     Inventories                                                             67                             60
     Other                                                                   98                             89
                                                                -----------------             ------------------
             Total current assets                                           682                            642
                                                                -----------------             ------------------

Property and equipment, net                                                  96                             85
Intangible assets, net                                                      497                            535
Investments in affiliates                                                     8                              7
Other                                                                        81                             78
                                                                -----------------             ------------------
                                                                        $ 1,364                        $ 1,347
                                                                =================             ==================

            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Current portion of long-term debt                                  $    81                        $   133
     Accounts payable                                                       305                            238
     Accrued payroll, benefits and
       other current liabilities                                            379                            347
                                                                -----------------             ------------------
             Total current liabilities                                      765                            718
                                                                -----------------             ------------------

Long-term debt                                                              900                            980
Other long-term liabilities                                                 112                            113
Convertible subordinated debt                                                 -                             30

Commitments and Contingencies (Note 11)

Stockholders' Deficit
     Preferred stock, no par value, 1 million shares
       authorized; no shares issued                                           -                              -
     Common stock, $1 par value; 300 million authorized,
       63.2 million and 62.3 million shares
       issued and outstanding in 2000 and 1999, respectively                 63                             62
     Additional paid-in capital                                           1,348                          1,326
     Accumulated deficit                                                 (1,826)                        (1,884)
     Accumulated other comprehensive income                                   2                              2
                                                                -----------------             ------------------
        Total stockholders' deficit                                        (413)                          (494)
                                                                -----------------             ------------------
        Total liabilities and stockholders' deficit                     $ 1,364                        $ 1,347
                                                                =================             ==================


                 See Notes to Consolidated Financial Statements.

                                                   SODEXHO MARRIOTT SERVICES, INC.
                                                 CONSOLIDATED STATEMENT OF CASH FLOW
                           FOR FISCAL YEARS 2000 AND 1999, THE THIRTY-FOUR WEEKS ENDED AUGUST 28, 1998 AND
                                                THE FISCAL YEAR ENDED JANUARY 2, 1998
                                                           ($ IN MILLIONS)

                                                                                                  JANUARY 3 TO
                                                                                                   AUGUST 28,
                                                                 2000              1999               1998              1997
                                                           ------------------ ----------------- ------------------ -----------------
                                                              (52 WEEKS)        (53 WEEKS)         (34 WEEKS)        (52 WEEKS)
CASH FLOW PROVIDED BY OPERATING ACTIVITIES
==========================================
Net income                                                        $      63         $      51           $     14           $   335
Adjustments to net cash provided by operating activities:
   Income from discontinued operations                                    -                 -                (77)             (335)
   Extraordinary item - extinguishment of debt                            -                 -                 44                 -
   Gain on sale of investment                                             -                (8)                 -                 -
   Depreciation and amortization expense                                 84                85                 57                99
   Provision (benefit) for deferred taxes                                10                (5)                 6                (2)
   Changes in working capital                                            64               (18)               128                67
   Changes in discontinued operations                                     -                 -                131               271
   Other                                                                  -                 -                 (2)              142
                                                           ------------------ ----------------- ------------------ -----------------
NET CASH PROVIDED BY CONTINUING
  OPERATING ACTIVITIES                                                  221               105                301               577
                                                           ------------------ ----------------- ------------------ -----------------

CASH FLOW FROM INVESTING ACTIVITIES
===================================
Capital expenditures                                                    (66)              (72)               (86)             (282)
Net cash - acquisitions                                                   -                 -                 24                 -
Dispositions                                                              5                26                 29               441
Net decrease in loans to affiliates                                       -                 -                  -                 4
Cash from distributed operations                                          -                 -               (305)                -
Net investment in discontinued operations                                 -                 -               (113)           (1,118)
Other                                                                    (7)              (50)              (160)              (86)
                                                           ------------------ ----------------- ------------------ -----------------

NET CASH USED IN INVESTING ACTIVITIES                                   (68)              (96)              (611)           (1,041)
                                                           ------------------ ----------------- ------------------ -----------------

CASH FLOW FROM FINANCING ACTIVITIES
===================================
Proceeds from the issuance of long-term debt                              -                 -              1,820               687
Repayments of long-term debt                                            (92)              (70)            (1,900)              (18)
(Decrease) increase in short-term debt                                  (52)               26                  -                 -
Proceeds from issuance of common stock for Acquisition                    -                 -                304                 -
Common stock issued - ESOP & other                                        2                 4                 72                40
Purchases of treasury stock                                               -                 -                (35)             (191)
Dividends paid - common                                                  (5)                -                (11)              (43)
                                                           ------------------ ----------------- ------------------ -----------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                    (147)              (40)               250               475
                                                           ------------------ ----------------- ------------------ -----------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                   $       6         $     (31)          $    (60)          $    11

CASH & CASH EQUIVALENTS BEGINNING OF PERIOD                              48                79                139               128
                                                           ------------------ ----------------- ------------------ -----------------

CASH & CASH EQUIVALENTS END OF PERIOD                             $      54         $      48           $     79           $   139
                                                           ================== ================= ================== =================

SUPPLEMENTAL:
   Interest paid - continuing operations                          $      77         $      83           $     64           $    96
   Income tax payments - continuing operations                           40                37                 23                19

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock for Acquisition                       $       -         $       -           $    275           $     -


                 See Notes to Consolidated Financial Statements.

                                                   SODEXHO MARRIOTT SERVICES, INC.
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     FOR THE FISCAL YEARS ENDED SEPTEMBER 1, 2000 AND SEPTEMBER 3, 1999, THIRTY-FOUR WEEKS ENDED
                                     AUGUST 28, 1998 AND THE FISCAL YEAR ENDED JANUARY 2, 1998
                                               (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                              ACCUMULATED
                                                                            (ACCUMULATED         OTHER
    COMMON                                                    ADDITIONAL     DEFICIT)/       COMPREHENSIVE    TREASURY
    SHARES                                         COMMON      PAID-IN        RETAINED          INCOME         STOCK,
  OUTSTANDING                                      STOCK       CAPITAL        EARNINGS         (EXPENSE)       AT COST       TOTAL
---------------- ------------------------------- ----------- ------------ ---------------- ---------------- ------------ -----------

          31.5   Balance, January 3, 1997              $32         $751            $ 628             $ (1)       $(150)    $ 1,260

             -   Net income                              -            -              335                -            -         335
             -   Unrealized gain on securities           -            -                -                5            -           5
             -   Foreign exchange translation            -            -                -              (16)           -         (16)
                                                 ----------- ------------ ---------------- ---------------- ------------ -----------
             -   TOTAL COMPREHENSIVE INCOME              -            -              335              (11)           -         324
                                                 ----------- ------------ ---------------- ---------------- ------------ -----------

                 Employee stock plan
           0.8     issuance and other                    -           54              (97)               -          173         130
             -   Dividends ($1.40 per share)             -            -              (44)               -            -         (44)
          (0.8)  Purchases of treasury stock             -            -                -                -         (207)       (207)
================ =============================== =========== ============ ================ ================ ============ ===========
          31.5   Balance, January 2, 1998               32          805              822              (12)        (184)      1,463

             -   Net income                              -            -               14                -            -          14
             -   Unrealized gain on securities           -            -                -                1            -           1
             -   Foreign exchange translation            -            -                -               (6)           -          (6)
                                                 ----------- ------------ ---------------- ---------------- ------------ -----------
             -   TOTAL COMPREHENSIVE INCOME              -            -               14               (5)           -           9
                                                 ----------- ------------ ---------------- ---------------- ------------ -----------

             -   Distribution to shareholders            -            -           (2,715)              24            -      (2,691)
                 Shares issued to Sodexho--
          29.9     related to the Acquisition           30          549                -                -            -         579
                 Employee stock plan
           0.6     issuance and other                    -          (32)             (56)               -          160          72
             -   Dividends ($0.36 per share)             -            -              (11)               -            -         (11)
          (0.1)  Purchases of treasury stock             -            -                -                -          (35)        (35)
             -   Cancellation of treasury stock          -            -                -                -           59          59
================ =============================== =========== ============ ================ ================ ============ ===========
          61.9   Balance, August 28, 1998               62        1,322           (1,946)               7            -        (555)

             -   Net income                              -            -               51                -            -          51
                 Reclassification of gain
             -     realized in net income, net           -            -                -               (5)           -          (5)
             -   Foreign exchange translation            -            -                -                1            -           1
             -   Other                                   -            -                -               (1)           -          (1)
                                                 ----------- ------------ ---------------- ---------------- ------------ -----------
             -   TOTAL COMPREHENSIVE INCOME              -            -               51               (5)           -          46
                                                 ----------- ------------ ---------------- ---------------- ------------ -----------

                 Adjustment of distribution to
             -     shareholders                          -            -               11                -            -          11
                 Employee stock plan
           0.4     issuance and other                    -            4                -                -            -           4
================ =============================== =========== ============ ================ ================ ============ ===========
          62.3   Balance, September 3, 1999             62        1,326           (1,884)               2            -        (494)

             -   Net income                              -            -               63                -            -          63
                                                 ----------- ------------ ---------------- ---------------- ------------ -----------
             -   TOTAL COMPREHENSIVE INCOME              -            -               63                -            -          63
                                                 ----------- ------------ ---------------- ---------------- ------------ -----------

                 Conversion of convertible
           0.8     subordinated debt                     1           19                -                -            -          20
             -   Dividends ($0.08 per share)             -            -               (5)               -            -          (5)
                 Employee stock plan
           0.1     issuance and other                    -            3                -                -            -           3
---------------- ------------------------------- ----------- ------------ ---------------- ---------------- ------------ -----------

          63.2   Balance, September 1, 2000            $63       $1,348          $(1,826)             $ 2         $  -     $  (413)
================ =============================== =========== ============ ================ ================ ============ ===========

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

DISTRIBUTION

On March 27, 1998, the Company completed the Distribution to its shareholders, on a pro rata basis, of all outstanding shares of New Marriott MI, Inc. ("New Marriott"), a wholly owned subsidiary of the Company, in a tax-free distribution (the "Distribution"). New Marriott conducted the lodging (including timeshare resort development and operation), senior living services and distribution service businesses previously conducted by the Company and changed its name to Marriott International, Inc. The remaining line of business was the food service and facilities management business-- Marriott Management Services ("MMS"), which became the principal business of the Company. Immediately after the
Distribution, the Company acquired the North American food service and facilities management operations of Sodexho Alliance, S.A. ("Sodexho") in exchange for stock of the Company, with the Company operating the combined food service and facilities management businesses under the name - Sodexho Marriott Services, Inc. As a result of the issuance of new shares of the Company's common stock to Sodexho in connection with the Acquisition, the shareholders who owned 100% of the Company immediately prior to the Distribution owned approximately 51% of the Company thereafter. At the same time, the Company obtained financing arranged by Sodexho, to refinance certain existing indebtedness of the Company.

For the purposes of governing certain of the ongoing relationships between MI and the Company after the Distribution and to provide for an orderly transition, MI and the Company entered into various agreements including the Employee Benefits and Other Employment Matters Allocation Agreement, Liquid Yield Option(TM) Notes (LYONs) Allocation Agreement (see Notes 5 and 8), Tax Sharing Agreement, Trademark and Trade Name License Agreement, Noncompetition Agreement, Employee Benefit Services Agreement, Procurement Services Agreement,
Distribution Services Agreement and other transitional services agreements. Effective March 27, 1998, these agreements provided, among other things, that MI assumed administration of certain of the Company's employee benefit plans and insurance programs as well as succeed to the Company's liability to LYONs holders under the LYONs Indenture, a portion of which was assumed by the Company. In connection with the Distribution, on October 31, 1997, the Company sold the MMS- UK operations to Sodexho for $50 million in cash. The sale resulted in a pretax loss of $22 million ($14 million after tax, or $0.40 per share) for the year ended January 2, 1998.

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

In the latter half of fiscal year 2000, a new procurement system was implemented to improve the tracking and analysis of food procurement activities. A key benefit of this new system is the improved capturing of data regarding the Company's procurement activity. This capability also improves the Company's ability to better match the procurement process to the period in which it occurred, which resulted in the recording of an increase in pretax earnings of $8 million ($5 million after-tax, or $0.07 per diluted share) in the Company's fourth quarter of fiscal year 2000, accounted for as a change in estimate under APB Opinion No. 20-- "Accounting Changes." The Company estimates that approximately $5 million (pretax), or $0.04 per diluted share, of this change in estimate relates to procurement activity prior to fiscal year 2000, with the remainder of this impact being related to enhancements and improved procurement-related efficiencies attributable to fiscal year 2000.

REVERSE STOCK SPLIT

The Company also combined every four shares of its common stock into one share of the Company's common stock pursuant to a reverse stock split on March 27, 1998. All share and per share data has been adjusted to reflect a one-for-four reverse stock split effective March 27, 1998.

FISCAL YEAR

On April 15, 1998, the Company's Board of Directors approved a change in the Company's fiscal year from the Friday closest to the end of December to the Friday closest to the end of August, effective immediately. This change resulted in a 34-week transition period (the "Transition Period") from the end of fiscal year 1997 to the end of the new fiscal year on August 28, 1998. Fiscal year 2000 had 52 weeks and ended on September 1, 2000, and fiscal year 1999 had 53 weeks and ended on September 3, 1999.

Prior to the 1998 Transition Period, the Company's fiscal year ended on the Friday nearest to December 31. The 1997 fiscal year included 52 weeks and ended on January 2, 1998 ("fiscal year 1997" or "1997").

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

The allowance for doubtful accounts was $23 million and $21 million as of September 1, 2000 and September 3, 1999, respectively. Concentration of credit risk within accounts receivable is limited because a large number of customers make up the Company's customer base, thus spreading risk associated with trade credit. In addition, the Company closely monitors its accounts receivable. The Company generally does not require collateral and maintains reserves for potential uncollectible amounts, which, in the aggregate, have not exceeded management's expectations.

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

EXTRAORDINARY ITEM

On March 27, 1998, the Company recognized an extraordinary charge of $71 million ($44 million after the related income tax benefit of $27 million) in connection with the redemption and defeasance of the Secured Debt. This loss comprised premiums totaling $67 million paid for the redemptions and $4 million of financing costs.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of outstanding common shares. Diluted earnings per share is computed by dividing net income by the diluted weighted-average number of outstanding common shares, and includes the affect of the Company's employee stock option plan, the deferred stock incentive plan and the convertible subordinated debt securities. In addition, on March 27, 1998, the Company's common stock underwent a one-for-four reverse stock split. Earnings per share computations have been restated to reflect this reverse stock split.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents. The Company uses drafts in its cash management system. At September 1, 2000, the Company had $134 million of outstanding drafts included in accounts payable, compared with outstanding draft totals of $83 million at September 3, 1999.

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

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INTANGIBLE ASSETS

Intangible assets primarily consist of goodwill and customer relationships. Intangible assets are amortized on a straight-line basis over periods generally ranging from 30 to 40 years for goodwill and 10 to 20 years for customer relationships. Amortization expense for continuing operations totaled $37 million in fiscal year 2000, $38 million in fiscal year 1999, $26 million for the Transition Period ended August 28, 1998, and $25 million in fiscal year 1997. Amortization expense for discontinued operations totaled $8 million for the Transition Period ended August 28, 1998 and $42 million in fiscal year 1997.

OTHER ASSETS

Included in other assets are client investments, which generally represent amounts provided by the Company to clients at contract inception for the purchase of property and equipment pertaining to the contract. These amounts are amortized over the life of the related contract. When a contract terminates prior to its scheduled termination date, the client generally must repay any unamortized client investment balance to the Company.

INSURANCE

Except for the period of October 1, 1997 to March 27, 1998, the Company is partially self-insured for certain levels of workers' compensation, general liability, employment practices and employee medical coverage. Self-insurance levels are the result of the Company using certain insurance programs that include higher deductibles for the Company, resulting in the Company being "self-insured" for claims below the deductible levels. Estimated costs for these self-insurance programs are accrued at the present value (discounted at a rate of 6% at fiscal year end 2000) of projected settlements for known and anticipated claims. Self-insurance liabilities of the Company amounted to $75 million at September 1, 2000 and $89 million at September 3, 1999. The Company was fully insured for most claims occurring during the period of October 1, 1997 to March 27, 1998, as the Company placed certain insurance programs with third-party providers during the period.

ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income entails reporting certain financial activity typically disclosed in stockholders' deficit as an adjustment to net income in determining total comprehensive income. Items applicable to the Company include activity in foreign exchange translation adjustments and securities available for sale under SFAS No. 115. Items identified as comprehensive income are reported in the Consolidated Balance Sheet and the Consolidated Statement of Stockholders' Deficit, under separate captions. Results for the Canada division are translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities are translated using the exchange rate in effect at the applicable balance sheet date, and resulting translation adjustments are reflected in stockholders' deficit as accumulated other comprehensive income. Total accumulated other comprehensive income for fiscal year 2000 included $3 million of gross foreign exchange translation gains, net of taxes totaling $1 million, unchanged from fiscal year 1999. For fiscal year 2000, total comprehensive income was comprised of $63 million in net income. During fiscal year 1999, total comprehensive income was comprised of $51 million in net income and $2 million of gross foreign exchange translation gains, net of taxes totaling $1 million, partially offset by the reclassification of the realized gain on the sale of investment totaling $8 million pretax, net of taxes totaling $3 million. Total comprehensive income for the 34 weeks ended August 28, 1998, included $14 million in net income, partially offset by $10 million of gross foreign exchange translation losses, net of taxes totaling $4 million. For fiscal year 1997, total comprehensive income was comprised of $335 million in net income and $9 million of gross securities gain adjustments, net of taxes totaling $4 million, partially offset by $26 million of gross foreign exchange translation losses, net of taxes totaling $10 million.

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

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

NEW ACCOUNTING STANDARDS

On September 2, 2000, the Company adopted Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"). In accordance with the provisions in SFAS No. 133, the Company has designated all of its interest rate swap agreements as cash flow hedges. The Company has determined that these interest rate swap agreements are highly effective in offsetting the variable interest cash flows of the Company's debt portfolio. The interest rate swap agreements will be recorded on the balance sheet at fair value in other assets (or other liabilities) with the offsetting entry to accumulated other comprehensive income, a component of stockholders' deficit for the effective portion of the hedge. The ineffective portion of the hedge will be recorded directly to the statement of income. The fair value of the interest rate swap contracts were approximately $15 million (pretax) in the aggregate as of September 1, 2000 (see Note 8). There were no net gains or losses on derivatives that had previously been deferred or gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of the hedged items. Currently, the Company does not have any other financial contracts which contain embedded derivatives or fair value hedge relationships which would fall within the scope of SFAS No. 133.


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

DISCONTINUED OPERATIONS

As a result of the Distribution, the Consolidated Financial Statements and Notes thereto have been restated to present the lodging segment distributed to shareholders as Discontinued Operations. The MDS, MSLS and MMS business make up the "Contract Services" segment in the historical financial statements of the Company. Thus, the distributed operations of MSLS and MDS are presented as continuing operations prior to the date of distribution, March 27, 1998.

Discontinued Operations, Net of Income Taxes, is comprised of the following:

                                                                              34 WEEKS ENDED
                                                                              AUGUST 28, 1998           1997
                                                                            ------------------- -------------------
                                                                           ($ in millions, except per share amounts)

Sales                                                                                 $ 1,774              $7,008

Income Before Income Taxes                                                            $   158              $  569
Income Taxes                                                                              (64)               (234)
                                                                            ------------------- -------------------
Income -Discontinued Operations                                                       $    94              $  335

Costs Associated with Effecting the Distribution                                      $   (28)                  -
Income Taxes                                                                               11                   -
                                                                            ------------------- -------------------
Net Costs Associated with Effecting the Distribution                                  $   (17)             $    -
                                                                            ------------------- -------------------
Discontinued Operations, Net of Income Taxes                                          $    77              $  335
                                                                            =================== ===================

Basic Earnings Per Share                                                              $  1.48              $10.53
Diluted Earnings Per Share                                                            $  1.48              $10.53

Results of discontinued operations in 1998 included a pretax charge of $28 million relating to the Distribution detailed above, and was comprised of legal, administrative and accounting costs to consummate the Distribution. Net identifiable assets of the Lodging segment totaled $2.90 billion as of the end of fiscal year 1997 (see Note 14).

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
                                                              =================

Pro forma results of the Company, assuming the Acquisition had been made at the beginning of the periods presented are shown below:

PRO FORMA UNAUDITED RESULTS OF OPERATIONS

                                                                            34 WEEKS ENDED       52 WEEKS ENDED
                                                                            AUGUST 28, 1998      JANUARY 2, 1998
                                                                          -------------------- --------------------
                                                                          ($ in millions, except per share amounts)

        SALES                                                                         $2,716               $4,163

        OPERATING COSTS AND EXPENSES                                                   2,574                3,908
                                                                          -------------------- --------------------
        OPERATING PROFIT BEFORE CORPORATE ITEMS                                          142                  255
        Corporate expenses and amortization of intangible assets                         (68)                (116)
        Interest expense, net                                                            (57)                 (87)
                                                                          -------------------- --------------------

        INCOME BEFORE INCOME TAXES                                                        17                   52
        Provision for income taxes                                                        (8)                 (25)
                                                                          -------------------- --------------------
        PRO FORMA NET INCOME                                                          $    9               $   27
                                                                          ==================== ====================

        PRO FORMA EARNINGS PER SHARE:
            BASIC                                                                      $0.14                $0.43
                                                                          ==================== ====================
            DILUTED                                                                    $0.14                $0.43
                                                                          ==================== ====================

Pro forma sales include the combined actual sales of the food and facilities management services business of MMS and Sodexho North America. Pro forma operating profit before corporate expenses and interest reflects the pro rata amount of approximately $16 million of annual amortization expense for the intangible assets related to the Acquisition. Pro forma corporate expenses include the combined corporate overhead of both businesses. No synergies were assumed and integration and restructuring costs totaling $31 million have been excluded from the 34 weeks ended August 28, 1998 results. However, an estimate of $6 million in annual costs were included on a pro rata basis in all periods presented until the date of the Transactions, representing the incremental costs to operate as a separate public entity.

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(3)  ACQUISITION, CONTINUED

For the 52 weeks ended January 2, 1998, the loss from the sale and operations of the MMS- UK operations sold to Sodexho in October 1997 have been excluded from the results presented. Pro forma interest expense, net, represents the estimated costs as if the Refinancing and the interest-rate agreements had been in place on the first day of both periods presented. An effective income tax rate of 48% and 49% were used for the Transition Period and the prior period, respectively. Pro forma results do not include the extraordinary item related to the Refinancing. Pro forma basic earnings per share were calculated on a share base of 61.9 million for both periods presented, which represents the number of shares outstanding on August 28, 1998. Pro forma diluted earnings per share were calculated on a share base of 62.6 million for both periods presented. The dilutive shares are due to stock option plans, deferred stock incentive plans, and convertible debt outstanding.


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

Restructuring costs represent employee termination benefits, office closure expenditures, and other costs related to a restructuring plan initiated from the Transactions. The acquisition reserve, which totaled $2 million at September 1, 2000, generally represents the estimated cost of termination benefits for approximately 350 former Sodexho North America employees as well as the estimated cost for the closure of certain Sodexho North America offices.

Acquisition reserve activity is detailed below:

                                         BALANCE AS OF                             BALANCE AS OF
                                       SEPTEMBER 3, 1999         PAYMENTS        SEPTEMBER 1, 2000
                                      --------------------- -- ------------- -- ---------------------
                                                            ($ in millions)

Employee Terminations                                 $2.4           $(2.4)                     $ --
Relocation of Sodexho Facilities                       0.7            (0.5)                      0.2
Closures                                               1.9            (1.4)                      0.5
Other Restructuring                                    2.6            (1.8)                      0.8
                                      ---------------------    -------------    ---------------------
Total                                                 $7.6           $(6.1)                     $1.5
                                      =====================    =============    =====================

In addition, integration and restructuring expenses recorded in the Consolidated Statement of Income during fiscal year 1999 and the Transition Period are detailed below. No integration and restructuring costs were recorded in the Consolidated Statement of Income during fiscal year 2000. Also, no restructuring expenses were recorded in fiscal year 1999.

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

MEDICAL AND OTHER WELFARE BENEFITS PLANS. MI assumed the administration of the Company's medical, dental, short-term disability, vacation and group term life insurance plans incurred before March 27, 1998 by MI employees, the Company's employees and former employees. The Company established and maintains separate medical, dental, short-term disability, vacation and group term life insurance plans for its employees after the Distribution.

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

LYONS ALLOCATION AGREEMENT AND SUPPLEMENTAL INDENTURE. The Company had issued $540 million face amount of Liquid Yield Option(TM) Notes ("LYONs"), with an accreted value as of January 2, 1998 of approximately $310 million. Pursuant to the LYONs Allocation Agreement and a supplemental indenture to the LYONs
Indenture, MI assumed responsibility for all of the debt obligations evidenced by the LYONs by becoming a successor to the Company in accordance with the terms of the LYONs Indenture. The Company assumed responsibility for a portion of the LYONs equal to its pro rata share based on the relative equity values of the Company and MI, although MI will remain liable for any payments that the Company fails to make on its allocable portion. On October 7, 1999, Marriott International notified all holders of the LYONs, that Marriott International had elected to redeem all of the LYONs at a price of $619.65 for each $1,000 principal amount at maturity of the LYONs, redeemed on November 8, 1999--See
Note 8.

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

Under these agreements, services provided by MI to be paid by the Company as well as services provided by the Company to be paid by MI (excluding pass-through product costs) were approximately $64 million and $4 million, respectively, for fiscal year 2000, with $65 million and $4 million, respectively, for fiscal year 1999. Services performed by MI for the 1998 22-week period ended August 28, 1998 totaled approximately $25 million, with services provided by the Company totaling $2 million during the same period.

As part of the Transactions, the Company entered into an agreement with MI that established a reasonable amount of adjusted net tangible assets (as defined in the agreement) for the operations that were not part of the Distribution immediately prior to the consummation of the Transactions. This agreement provided that the Company would pay MI the amount by which the adjusted net tangible assets total was greater than $103 million, estimated at March 27, 1998 to be $29 million payable to MI. This amount was arbitrated and paid in fiscal year 1999 for a reduced amount totaling $19 million, mostly the result of adjustments related to deferred taxes.

RELATIONSHIP WITH SODEXHO ALLIANCE, S.A. ("SODEXHO")

ROYALTY AGREEMENT AND ASSISTANCE AGREEMENT. The Company and Sodexho entered into a Royalty Agreement and an Assistance Agreement effective March 27, 1998. Pursuant to these agreements, the Company has the right to use the name "Sodexho" in connection with its operations in the United States and Canada for a period of 10 years, for a royalty payment equal to 0.05% of the annual gross revenues of the Company during the first three years of the Royalty Agreement. Thereafter, Sodexho and the Company will negotiate in good faith to determine the royalty fee, based on fair market value. The Royalty Agreement may be terminated by the Company at any time after Sodexho owns less than 10% of the outstanding Common Stock of the Company. Sodexho may terminate the Royalty Agreement prior to the expiration of its term under certain circumstances. Payments made to Sodexho were $2 million in both fiscal year 2000 and fiscal year 1999. Payments made to Sodexho for the 1998 22-week period ended August 28, 1998 totaled approximately $1 million.

The Assistance Agreement sets forth certain services provided by Sodexho to the Company, including services related to purchasing activities, catering and site support services, marketing, management and administration, legal and financial matters, human relations, communications and cash management. In exchange for these services, the Company pays to Sodexho a fee equal to a percentage of the annual gross revenues of the Company and its subsidiaries. Pursuant to the terms of the Assistance Agreement, no fee was owed during the 22-week period ended August 28, 1998. Payments from the Company to Sodexho associated with the performance of services were approximately $7 million in fiscal year 2000 and $2 million in fiscal year 1999.

OTHER ARRANGEMENTS. Sodexho has agreed to guarantee the following: (i) the payment when due of certain deferred compensation amounts payable by the Company to the Company's employees, (ii) the obligations of the Company under the LYONs allocation agreement and the LYONs indenture (see Note 8), (iii) obligations with respect to certain insurance costs that are set forth in the Distribution agreement, and (iv) Senior Credit Guarantee Facility (see Note 8) where Sodexho has guaranteed the Company's obligation under a $620 million credit facility in exchange for a guarantee fee equal to 0.50% per annum ($3 million pretax) of the outstanding principal amount of indebtedness. In addition, the Company and Sodexho entered into a stockholder agreement covering certain corporate governance matters and that grants Sodexho certain registration rights with respect to stock of the Company held by Sodexho as well as certain rights to nominate members of the Company's Board of Directors.

As part of the Acquisition, the Company entered into an agreement with Sodexho that established a reasonable amount of adjusted net tangible assets (as defined in the agreement) of the acquired operations immediately prior to the consummation of the Acquisition. This agreement provided that the Company would pay Sodexho the amount by which the adjusted net tangible assets total was less than a negative $35 million, estimated on March 27, 1998 to be $20 million payable to Sodexho. As a result of negotiations between Sodexho and the Company, this amount was paid in fiscal year 1999 for a reduced amount totaling $17 million.

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(6)  PROPERTY AND EQUIPMENT

                                                             2000                    1999
                                                       ------------------      ------------------
                                                                    ($ in millions)
Land                                                              $   1                   $   1
Buildings and leasehold improvements                                 14                      14
Furniture and equipment                                             247                     233
Construction in progress                                             10                       9
                                                       ------------------      ------------------
                                                                    272                     257
Accumulated depreciation and amortization                          (176)                   (172)
                                                       ------------------      ------------------
                                                                  $  96                   $  85
                                                       ==================      ==================

Property and equipment is recorded at cost, including interest, rent and real estate taxes incurred during development and construction. Interest capitalized for continuing operations was not material for all periods presented. Interest capitalized for discontinued operations totaled $16 million in 1997. Replacements and improvements that extend the useful life of property and equipment are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the asset life or lease term.


(7)  INTANGIBLE ASSETS

                                                             2000                    1999
                                                       ------------------      ------------------
                                                                    ($ in millions)
Customer relationships                                            $ 461                   $ 461
Goodwill                                                            374                     375
Other                                                                23                      23
                                                       ------------------      ------------------
                                                                    858                     859
Accumulated amortization                                           (361)                   (324)
                                                       ------------------      ------------------
                                                                  $ 497                   $ 535
                                                       ==================      ==================

Amortization expense for continuing operations totaled $37 million for fiscal year 2000, $38 million for fiscal year 1999, $26 million for the 34 weeks ended August 28, 1998, and $25 million in 1997. Amortization expense for discontinued operations totaled $8 million for the 34 weeks ended August 28, 1998, and $42 million in 1997.

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(8)  DEBT

                                                     SEPTEMBER 1, 2000               SEPTEMBER 3, 1999
                                                    --------------------- --------- ---------------------
                                                                      ($ in millions)
SHORT-TERM DEBT:

Current Portion of Long-Term Debt                                $   80                          $   80
Senior Secured Revolving Credit Facility                              -                              52
Other                                                                 1                               1
                                                    --------------------- --------- ---------------------
         Total                                                   $   81                          $  133
                                                    ===================== ========= =====================

LONG-TERM DEBT:

Senior Secured Credit Facility, maturing 2004
   averaging 6.94% in 2000                                       $  350                          $  430
Senior Guaranteed Credit Facility, due 2005
   averaging 6.99% in 2000                                          620                             620
Unsecured debt:
   Senior Debt, maturing through 2009
      averaging 7.07% in 2000                                         6                               6
   Other                                                              1                               1
Capital Lease Obligations                                             3                               3
                                                    --------------------- --------- ---------------------
         Total                                                   $  980                          $1,060
Amount Reclassified to Short-Term Debt                              (80)                            (80)
                                                    --------------------- --------- ---------------------
                                                                 $  900                          $  980
                                                    ===================== ========= =====================

Senior Secured Credit Facility-- the senior secured credit facility consists of $235 million of revolving credit and an additional $500 million, six-year term loan facility. Interest is based on a bank prime rate, an amount over the Federal funds rate, or an amount over the London interbank offered rate for Eurodollar deposits ("LIBOR"), payable in arrears quarterly. At September 1, 2000, the Company was paying a rate of 6.90% on the term loan facility, adjusted for fee amortization and hedging costs. The senior secured credit facility is secured predominantly by inventory and accounts receivable of the Company. Up to $100 million of the $235 million revolving credit may be used to collateralize letters of credit, which totaled $21 million at September 1, 2000 and $33 million at September 3, 1999. At September 1, 2000, $214 million of this facility was not used and was available to the Company, compared with $150 million at September 3, 1999.

Senior Guaranteed Credit Facility-- the senior guaranteed credit facility consists of a $620 million seven-year term loan. Interest is based on a bank prime rate, an amount over the Federal funds rate, or an amount over LIBOR, payable in arrears quarterly. At September 1, 2000, the Company was paying a rate of 6.99% on this facility, adjusted for fee amortization and hedging costs and including an annual guarantee fee of 0.5% ($3 million pretax) paid to Sodexho for this facility (see Note 5).

Aggregate debt maturities, excluding capital lease obligations, are: 2001 - $80 million; 2002 - $90 million; 2003 - $115 million; 2004 - $65 million and $627 million thereafter.

The Company's debt agreements require the maintenance of certain financial ratios and stockholders' equity balances, and also include, among other things, limitations on additional indebtedness, certain acquisitions, dividend payments, pledging of assets, and other restrictions on operations related to cash flow. The Company met the financial covenants of the debt agreements as of September 1, 2000 and the year then ended, September 3, 1999 and the year then ended, as well as August 28, 1998 and for the 22 weeks then ended.

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

Upon consummation of the Distribution, each LYON was convertible into 2.19 shares of the Company's common stock (after giving effect to a one-for-four reverse stock split), as well as 17.52 shares of MI's Common Stock. The LYONs were assumed by MI, and the Company assumed responsibility for a portion of the LYONs equal to its pro rata share of the relative equity values of the Company and MI as determined in good faith by the Company prior to the Distribution, although MI had remained liable to the holders of the LYONs if the Company had failed to make any payments on its allocable portion. The Company's allocated portion of the LYONs totaled $30 million at the end of fiscal year 1999.

On October 7, 1999, MI notified all holders of the LYONs, that MI would redeem on November 8, 1999 all of the LYONs at a price of $619.65 for each $1,000 principal amount at maturity of the LYONs. The result of the redemption for the Company was the issuance of approximately 760,000 common shares and a payment of $11 million to MI for the Company's share of bondholders choosing to redeem in cash.

INTEREST-RATE AGREEMENTS

At September 1, 2000, the majority of the Company's debt was payable at variable rates of interest. As part of the Refinancing of the Company's debt, the Company entered into several interest-rate agreements on May 29, 1998 totaling $900 million in notional principal balances to hedge a portion of its variable rate debt. These agreements guarantee a fixed rate of interest over the life of the agreements. The Company is paying a fixed rate ranging between 5.70% and 5.90%, plus a residual margin that is not hedged relating to the underlying variable-rate debt. The weighted-average rate for the total debt portfolio, including the effect of the interest-rate agreements, was 7.01% at September 1, 2000. These agreements expire between May 2001 and February 2005.

Details of these interest rate agreements as of September 1, 2000 are as follows:

                                                                                                            YEAR-TO-DATE
                                                                                                             NET IMPACT
                                                      NOTIONAL                     WEIGHTED-AVERAGE         TO EARNINGS-
                                                     PRINCIPAL        FAIR          INTEREST RATE             FY 2000
                     TERMS                            BALANCE        VALUE*       PAID        RECEIVED        (PRETAX)
--------------------------------------------------- ------------- ----------- ------------- ------------- -----------------
                ($ in millions)

Receive Variable, Pay Fixed, Maturing 5/01--8/01            $400         $ 3         5.73%         6.83%        $ 2
Receive Variable, Pay Fixed, Maturing 8/02                   300           5         5.84%         6.83%          1
Receive Variable, Pay Fixed, Maturing 2/05                   200           7         5.90%         6.83%         --
                                                    ------------- ----------- ------------- ------------- -----------------
                                                            $900         $15         5.80%         6.83%        $ 3
                                                    ============= =========== ============= ============= =================

*-- based on the termination cost for these agreements obtained from third party market quotes.

At September 1, 2000, the Company did not have any material accrued interest receivable or payable to its counterparties and did not have any unamortized fees or premiums under these agreements. All of the Company's interest-rate agreements are for purposes other than trading.

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(9)  STOCKHOLDERS' DEFICIT

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

In addition, on March 27, 1998, the Company issued to Sodexho Alliance, S.A., approximately 48% of its shares of common stock, representing 29.9 million shares (after the effect of the reverse stock split), in exchange for $304 million in cash and the operations of Sodexho North America (see Note 3). At September 1, 2000, the Company had 63,244,970 shares outstanding.

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

On October 13, 1999, the Board of Directors declared an $0.08 per common share dividend for fiscal year 1999, paid on December 10, 1999, to shareholders of record on November 22, 1999. The payment and amount of cash dividends on the Company's common stock will continue to be subject to the sole discretion of the Company's Board, which will review the Company's dividend policy at such times as may be deemed appropriate. The Board will continue to closely monitor the results of the Company's operations, capital requirements, and other considerations to determine the extent to which a dividend may be declared in future periods.

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(9)  STOCKHOLDERS' DEFICIT, CONTINUED

EARNINGS PER SHARE

The following table details earnings and number of shares used in the basic and diluted earnings per share calculations.

                                                                                                   34 WEEKS
                                                                                                     ENDED
                                                                                                   AUGUST 28,
                                                                       2000           1999            1998            1997
                                                                 --------------- -------------- --------------- ---------------
                                                                            (in millions, except per share amounts)
COMPUTATION OF BASIC EARNINGS PER SHARE:
Net Income (Loss) from Continuing Operations                             $  63          $  51          $  (19)         $   --
Net Income from Discontinued Operations                                     --             --              77             335
Net Loss from Extraordinary Item                                            --             --             (44)             --
                                                                 --------------- -------------- --------------- ---------------
Net Income                                                               $  63          $  51          $   14          $  335
                                                                 =============== ============== =============== ===============

Weighted Average Shares Outstanding                                       63.0           62.1            52.0            31.8
                                                                 =============== ============== =============== ===============
Basic Earnings Per Share:
 Continuing Operations                                                   $1.01          $0.82          $(0.36)         $   --
 Discontinued Operations                                                    --             --            1.48           10.53
 Extraordinary Item                                                         --             --           (0.85)             --
                                                                 --------------- -------------- --------------- ---------------
BASIC EARNINGS PER SHARE                                                 $1.01          $0.82          $ 0.27          $10.53
                                                                 =============== ============== =============== ===============

COMPUTATION OF DILUTED EARNINGS PER SHARE:
Diluted Net Income (Loss) from Continuing Operations                     $63.4          $51.0          $(19.0)         $   --
Diluted Net Income from Discontinued Operations                             --             --            77.0           335.0
Diluted Net Loss from Extraordinary Item                                    --             --           (44.0)             --
After-tax Interest Expense on Convertible Subordinated Debt                0.1            0.7               *               *
                                                                 --------------- -------------- --------------- ---------------
Diluted Net Income                                                       $63.5          $51.7          $ 14.0          $335.0
                                                                 =============== ============== =============== ===============

Weighted Average Shares Outstanding                                       63.0           62.1            52.0            31.8
Effect of Dilutive Securities:
 Employee Stock Option Plan                                                0.2            0.5               *               *
 Deferred Stock Incentive Plan                                             0.1            0.1               *               *
 Convertible Subordinated Debt                                             0.2            1.2               *               *
                                                                 --------------- -------------- --------------- ---------------
Diluted Weighted Average Shares Outstanding                               63.5           63.9            52.0            31.8
                                                                 =============== ============== =============== ===============
Diluted Earnings Per Share:
 Continuing Operations                                                   $1.00          $0.81          $(0.36)         $   --
 Discontinued Operations                                                    --             --            1.48           10.53
 Extraordinary Item                                                         --             --           (0.85)             --
                                                                 --------------- -------------- --------------- ---------------
DILUTED EARNINGS PER SHARE                                               $1.00          $0.81          $ 0.27          $10.53
                                                                 =============== ============== =============== ===============

*--The effect of dilutive securities is computed using the treasury stock method and average market prices during the periods. The if-converted method is used for convertible subordinated debt ("debt securities"). For the 34 weeks ended August 28, 1998 and for fiscal year 1997, dilutive securities under the employee stock option plan (of 0.6 million and 1.1 million, respectively), the deferred stock incentive plan (of 0.1 million and 0.7 million, respectively) and the debt securities (of 1.2 million in both periods) were excluded due to the loss from continuing operations.

Certain employee and deferred stock options to purchase shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares as follows:

                                                                                           34 WEEKS
                                                                                             ENDED
                                                                                           AUGUST 28,
                                                                  2000          1999          1998          1997
                                                              ------------- ------------- ------------- -------------
Weighted average number of shares (in millions)                        5.4           1.8           0.6           0.6
Weighted average exercise price                                        $22           $29           $29          $272
Weighted average remaining life (in years)                               8             9            10            15

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(10)  INCOME TAXES

The (provision) benefit for income taxes from continuing operations was comprised of the following:

                                                                                         34 WEEKS
                                                                                          ENDED
                                                                                        AUGUST 28,
                                                       2000              1999              1998             1997
                                                  ---------------- ----------------- ----------------- ----------------
                                                                            ($ in millions)
Current:
         -  Federal                                         $(33)             $(36)              $19              $12
         -  Other                                             (6)              (10)               --                1
                                                  ---------------- ----------------- ----------------- ----------------
                                                             (39)              (46)               19               13
                                                  ---------------- ----------------- ----------------- ----------------
Deferred:
         -  Federal                                           (9)                5                (6)               2
         -  Other                                             (1)               --                --               --
                                                  ---------------- ----------------- ----------------- ----------------
                                                             (10)                5                (6)               2
                                                  ---------------- ----------------- ----------------- ----------------
                                                            $(49)             $(41)              $13              $15
                                                  ================ ================= ================= ================


A reconciliation of the Federal statutory tax rate to the Company's effective income tax rate follows:

                                                                                         34 WEEKS
                                                                                          ENDED
                                                                                        AUGUST 28,
                                                       2000              1999              1998             1997
                                                  ---------------- ----------------- ----------------- ----------------
Federal statutory tax rate                                (35.0)%           (35.0)%            35.0 %           35.0 %
State income taxes, net of Federal tax benefit             (4.8)             (6.3)             (1.3)             6.8
Tax credits                                                 0.9               1.5              13.7             90.5
Goodwill amortization                                      (3.1)             (3.9)             (6.9)           (24.7)
Other, net                                                 (1.5)             (1.1)              0.1             (8.7)
                                                  ---------------- ----------------- ----------------- ----------------
Effective income tax rate                                 (43.5)%           (44.8)%            40.6 %           98.9 %
                                                  ================ ================= ================= ================


The tax effect of significant temporary differences is as follows:


                                                                    2000                             1999
                                                            --------------------- ---------- ---------------------
                                                                               ($ in millions)
Self-insurance                                                             $ 29                             $ 38
Employee benefits                                                            28                               28
Other liabilities                                                            16                               15
Property and equipment                                                        2                                6
Intangible assets                                                           (54)                             (54)
Other, net                                                                   10                                8
                                                            --------------------- ---------- ---------------------
Net deferred tax assets                                                    $ 31                             $ 41
                                                            ===================== ========== =====================


Total deferred tax assets and liabilities as of September 1, 2000 and September 3, 1999, were as follows:

                                                              SEPTEMBER 1, 2000                SEPTEMBER 3, 1999
                                                            --------------------- ---------- ---------------------
                                                                               ($ in millions)
Deferred tax assets                                                        $ 95                            $ 110
Deferred tax liabilities                                                    (64)                             (69)
                                                            --------------------- ---------- ---------------------
Net deferred taxes                                                         $ 31                            $  41
                                                            ===================== ========== =====================

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

As part of the Distribution and Acquisition, the Company, MI and Sodexho entered into tax sharing agreements which reflect each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state or other taxes relating to the business of the Company, MI and Sodexho prior to the Transactions (see Note 5). Under these agreements, the Company received approximately $9 million during fiscal year 2000 from Sodexho related to the closing of a tax audit during fiscal year 2000 related to tax returns filed prior to the merger and payments made by the Company in fiscal year 2000 or to be made in subsequent tax years.

During fiscal year 2000, the Internal Revenue Service granted the Company permission to change its tax year to correspond to its financial reporting year end, the Friday closest to the end of August, effective for the year ended September 3, 1999.

(11)  COMMITMENTS AND CONTINGENCIES

The Company issues bid and performance bonds for its client-related contracts in the normal course of business. These guarantees are limited, in the aggregate, to $70 million at September 1, 2000, and $56 million at September 3, 1999 and August 28, 1998, with expected funding of zero. Letters of credit outstanding on the Company's behalf at September 1, 2000 were $21 million, with September 3, 1999 and August 28, 1998 totaling $33 million and $26 million, respectively, related to the Company's insurance programs. Upon consummation of the Distribution, MI replaced the Company as guarantor or obligor under previous guarantees and commitments related primarily to the lodging segment distributed on March 27, 1998.

Summarized below are the Company's future obligations under leases at September 1, 2000:

                                                          CAPITAL                   OPERATING
                                                           LEASES                    LEASES
                                                  ------------------------- --------------------------
                                                                    ($ in millions)
                  FISCAL YEAR
     2001                                                            $0.7                       $10.9
     2002                                                             0.8                         9.4
     2003                                                             0.8                         7.9
     2004                                                             0.8                         6.6
     2005                                                             0.7                         3.9
     Thereafter                                                       0.2                         9.9
                                                  ------------------------- --------------------------
     Total minimum lease payments                                     4.0                       $48.6
                                                                            ==========================
     Less amount representing interest                               (0.8)
                                                  -------------------------
     Present value of minimum lease payments                         $3.2
                                                  =========================

The Company generally leases office space and equipment under noncancellable agreements, primarily to support its administrative operations. Most leases have initial terms of one to 20 years, and contain one or more renewal options, generally for five or 10-year periods. The leases provide for minimum rentals, and additional rentals, which are based on the operations of the leased property. Total rent expense for continuing operations for fiscal year 2000 totaled $27 million, fiscal year 1999 totaled $26 million, the 34 weeks ended August 28, 1998 totaled $14 million, and fiscal year 1997 totaled $90 million. Total rent expense for discontinued operations for the 34 weeks ended August 28, 1998 totaled $41 million, and $177 million for the fiscal year 1997.

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

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(12)  EMPLOYEE BENEFIT AND INCENTIVE PLANS

DEFERRED COMPENSATION PLANS

Employees meeting certain eligibility requirements can participate in the Company's deferred compensation and savings plans. As part of the Distribution, the Company elected to continue the deferred compensation plan and has established a new savings plan for the Company separate from the MI profit sharing plan. The Company assumed the obligations and liabilities of the undistributed portion of the deferred compensation plan in relationship to the employees retained by the Company after the Distribution. The Company currently contributes generally 50% of the participants' contributions to these plans, limited to 6% of compensation, with certain exceptions. Within these plans, the Company contributed approximately $13 million, $12 million and $10 million per year for the fiscal years ended September 1, 2000 and September 3, 1999, and for the 34-week period ended August 28, 1998, respectively.

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

Employee stock options may be granted to officers and key employees at exercise prices not less than the market price of the Company's stock on the date of grant. Most options under the stock option plans are exercisable in cumulative installments of one-fourth at the end of each of the first four years following the date of grant. In June 1998, the Company issued 1.8 million new stock option awards, with an additional 2.6 million new stock option awards in fiscal year 2000.

A summary of the Company's stock option activity during fiscal 2000, fiscal 1999, and the 34 weeks ended August 28, 1998 is presented below (adjusting for the one-for-four reverse stock split on March 27, 1998):

                                                                                                      34 WEEKS ENDED
                                                 2000                         1999                    AUGUST 28, 1998
                                      ---------------------------- ---------------------------- ----------------------------
                                                       WEIGHTED                     WEIGHTED                     WEIGHTED
                                        NUMBER OF      AVERAGE       NUMBER OF      AVERAGE       NUMBER OF      AVERAGE
                                         OPTIONS       EXERCISE       OPTIONS       EXERCISE       OPTIONS       EXERCISE
                                      (IN MILLIONS)     PRICE      (IN MILLIONS)     PRICE      (IN MILLIONS)     PRICE
                                      -------------- ------------- -------------- ------------- -------------- -------------
Outstanding at beginning of year               4.6          $ 21            5.0          $ 20            3.6          $140
Granted during the year                        2.6            16            0.1            26            1.9            28
Conversion options-Distribution                 --            --             --            --            3.3             *
Conversion options-Acquisition                  --            --             --            --            0.4             6
Terminations-Distribution                       --            --             --            --           (3.3)            *
Exercised during the year                     (0.2)            9           (0.4)            8             --            --
Forfeited during the year                     (0.5)           22           (0.1)           24           (0.9)           17
                                      -------------- ------------- -------------- ------------- -------------- -------------
Outstanding at end of year                     6.5          $ 20            4.6          $ 21            5.0          $ 20
                                      ============== ============= ============== ============= ============== =============
Options exercisable at end of year             2.6          $ 20            1.4          $ 14            0.5          $ 11
                                      ============== ============= ============== ============= ============== =============

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

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(12)  EMPLOYEE BENEFIT AND INCENTIVE PLANS, CONTINUED

Stock options under the 1993 and 1998 Plans that were outstanding at September 1, 2000 are summarized as follows:

                                               OUTSTANDING                                         EXERCISABLE
                         ---------------------------------------------------------    --------------------------------------
                                                 WEIGHTED           WEIGHTED                                  WEIGHTED
       RANGE OF              NUMBER OF            AVERAGE            AVERAGE              NUMBER OF           AVERAGE
       EXERCISE               OPTIONS         REMAINING LIFE        EXERCISE               OPTIONS            EXERCISE
        PRICES             (IN MILLIONS)        (IN YEARS)            PRICE             (IN MILLIONS)          PRICE
------------------------ ------------------- ------------------ ------------------    ------------------ -------------------
  $   2.3 to 10.0                       0.4                  3                $ 8                   0.3                 $ 8
     10.1 to 15.0                       0.5                  6                 13                   0.4                  12
     15.1 to 20.0                       3.1                  8                 17                   0.6                  18
     20.1 to 25.0                       0.9                  7                 22                   0.5                  22
     25.1 to 31.4                       1.6                  8                 29                   0.8                  29
------------------------ ------------------- ------------------ ------------------    ------------------ -------------------
  $   2.3 to 31.4                       6.5                  8                $20                   2.6                 $20
======================== =================== ================== ==================    ================== ===================

Pro  forma   compensation   cost  for  the  Stock  Option  Plans,  the  Deferred
Compensation Plan, the Supplemental Executive Stock Option awards and employee purchases would reduce the Company's net income as follows:

                                                                                    34 WEEKS ENDED
                                                 2000                1999           AUGUST 28, 1998           1997
                                           ------------------ ------------------- -------------------- -------------------
                                                              ($ in millions, except per share amounts)

Net income as reported                                   $63                 $51                  $14                $335
Pro forma net income                                     $57                 $46                  $13                $317

Diluted earnings per share as reported                 $1.00               $0.81                $0.27              $10.53
Pro forma diluted earnings per share                   $0.89               $0.72                $0.25               $9.97

The aggregate weighted-average fair value for each option granted during fiscal years 2000 and 1999, the 34 weeks ended August 28, 1998, and fiscal year 1997 was $7, $11, $12, and $88, respectively. Since the pro forma compensation cost is recognized over the vesting period, the foregoing pro forma reductions in the Company's net income are not representative of anticipated amounts in future years.

The fair value of each option granted has been estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

                                                                                    34 WEEKS ENDED
                                              2000                  1999            AUGUST 28, 1998            1997
                                      --------------------- --------------------- -------------------- ---------------------
Annual dividends                                    $0.08                  $ --                 $ --                 $1.40
Expected volatility                                    46%                   44%                  40%                   24%
Estimated forfeitures                                  35%                   35%                  35%                   13%
Risk-free interest rate                               6.2%                  6.2%                 5.5%                  6.2%
Expected life (in years)                               10                    10                   10                     7

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

                                                           2000                                      1999
                                                ---------------------------               ---------------------------
                                                  CARRYING        FAIR                      CARRYING        FAIR
                                                   AMOUNT        VALUE                       AMOUNT        VALUE
                                                ------------- -------------               ------------- -------------
                                                     ($ in millions)                           ($ in millions)

Long-term debt, convertible
  subordinated debt and other
   long-term liabilities                                $900          $882                      $1,010          $981

The difference between carrying amounts and fair values for notes and other receivables for continuing operations were not material as of September 1, 2000 and September 3, 1999. Valuations for long-term debt, convertible subordinated debt and other long-term liabilities were determined based on quoted market prices or expected future payments discounted at risk adjusted rates.

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(14)  BUSINESS SEGMENTS

The Company is the leading provider in North America of outsourced food and facilities management services to businesses, health care facilities, colleges and universities, primary and secondary schools and other clients. The Company has identified six business segments within these markets: Corporate Services, Health Care, Education, Schools, Canada, and Laundries/Other. Prior to the Distribution, the Company was a diversified hospitality company with operations in two business segments: Lodging, which includes development, ownership, operation  and  franchising  of  lodging  properties  under 10 brand  names  and development and operation of vacation timesharing resorts; and Contract Services, consisting of the Company's principal business operations after the Distribution, in addition to the senior living communities business and the wholesale food distribution business ("Other Contract Services").

Information from operating segments presented has been derived consistent with the Company's methodology in allocating resources and measuring performance after the Distribution (see Note 1).


SALES AND OPERATING PROFIT BY BUSINESS SEGMENT:
                                                                                          34 WEEKS
                                                                                            ENDED
                                                                                         AUGUST 28,
                                                         2000              1999             1998              1997
                                                   ----------------- ----------------- ---------------- -----------------
                                                                              ($ in millions)
GROSS SALES
         Corporate Services                                  $1,429            $1,380          $  803           $   930
         Health Care                                          1,399             1,323             784             1,039
         Education                                            1,280             1,221             598               824
         Schools                                                392               358             199               303
         Canada                                                 158               143              80               106
         Laundries/Other                                         76                77              43                55
         Other Contract Services                                 --                --             321             1,769
                                                   ----------------- ----------------- ---------------- -----------------
  Contract Services                                           4,734             4,502           2,828             5,026

  Discontinued Operations                                        --                --           1,774             7,008
                                                   ----------------- ----------------- ---------------- -----------------

Total Gross Sales                                            $4,734            $4,502          $4,602           $12,034
                                                   ----------------- ----------------- ---------------- -----------------

GROSS OPERATING PROFIT
         Corporate Services                                  $   93            $   90          $   49           $    35
         Health Care                                            117               108              49                60
         Education                                               76                71               5                27
         Schools                                                 20                19               8                11
         Canada                                                   7                 6               1                 3
         Laundries/Other                                          6                 5               2                 2
         Other Contract Services                                 --                --               5                19
                                                   ----------------- ----------------- ---------------- -----------------
  Contract Services                                             319               299             119               157

  Discontinued Operations                                        --                --             158               569
                                                   ----------------- ----------------- ---------------- -----------------

Total Gross Operating Profit                                 $  319            $  299          $  277           $   726
                                                   ----------------- ----------------- ---------------- -----------------

Total Net Operating Profit from
   Continuing Operations (Contract Services)                 $  319            $  299          $  119           $   157

Corporate Items, Gain on Investment and
  Net Interest Expense                                          207               207             151               172
                                                   ----------------- ----------------- ---------------- -----------------

Income (Loss) From Continuing Operations,
  Before Taxes and Extraordinary Item                        $  112            $   92          $  (32)          $   (15)
                                                   ================= ================= ================ =================

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(14)  BUSINESS SEGMENTS, CONTINUED

The Company does not have any material activity outside of the United States and does not presently analyze its operations by geographic regions. In addition, the Company offers a wide array of food and facilities products within its operations, customized to individual client's requirements, and thus the Company's management has not found it practical to track results by individual products or services in relationship to the financial statements presented in this report. At September 1, 2000, the Company had a diverse client base and does not have any individual clients that are material to its overall operations.


IDENTIFIABLE ASSETS, CAPITAL EXPENDITURES AND DEPRECIATION AND AMORTIZATION BY BUSINESS SEGMENT:

                                                                                        AUGUST 28,
                                                         2000             1999             1998              1997
                                                   ----------------- ---------------- ---------------- -----------------
                                                                             ($ in millions)
IDENTIFIABLE ASSETS
         Corporate Services                                  $  176           $  160           $    *            $    *
         Health Care                                            190              193                *                 *
         Education                                              182              169                *                 *
         Schools                                                 48               44                *                 *
         Canada                                                  40               37                *                 *
         Laundries/Other                                         22               23                *                 *
         Corporate                                              706              721                *                 *
                                                   ----------------- ---------------- ---------------- -----------------
  Contract Services                                           1,364            1,347            1,341             1,669
  Discontinued Operations, Net                                   --               --               --             2,902
  Other                                                          --               --               --               438
                                                   ----------------- ---------------- ---------------- -----------------
                                                             $1,364           $1,347           $1,341            $5,009
                                                   ================= ================ ================ =================
CAPITAL EXPENDITURES
         Corporate Services                                  $   14           $   15           $    *            $    *
         Health Care                                             11               11                *                 *
         Education                                               21               26                *                 *
         Schools                                                  3                3                *                 *
         Canada                                                   4                2                *                 *
         Laundries/Other                                          1                2                *                 *
         Corporate                                               12               13                *                 *
                                                   ----------------- ---------------- ---------------- -----------------
  Contract Services                                              66               72               86               264
  Discontinued Operations                                        --               --               58               271
  Other                                                          --               --               --                18
                                                   ----------------- ---------------- ---------------- -----------------
                                                             $   66           $   72           $  144            $  553
                                                   ================= ================ ================ =================
DEPRECIATION AND AMORTIZATION
         Corporate Services                                  $   12           $   11           $    *            $    *
         Health Care                                              8                9                *                 *
         Education                                               18               18                *                 *
         Schools                                                  2                2                *                 *
         Canada                                                   3                2                *                 *
         Laundries/Other                                          1                1                *                 *
         Corporate                                               40               42                *                 *
                                                   ----------------- ---------------- ---------------- -----------------
  Contract Services                                              84               85               57                87
  Discontinued Operations                                        --               --               21                89
  Other                                                          --               --               --                12
                                                   ----------------- ---------------- ---------------- -----------------
                                                             $   84           $   85           $   78            $  188
                                                   ================= ================ ================ =================

* -- Management has determined that available financial information related to periods prior to March 27, 1998 does not allow for a practical or meaningful presentation of identifiable assets, capital expenditures or depreciation and amortization for its current business segments for the Transition Period and fiscal year 1997.

                         SODEXHO MARRIOTT SERVICES, INC.
                               SUPPLEMENTARY DATA

HISTORICAL QUARTERLY FINANCIAL DATA - UNAUDITED
($ in millions, except per share amounts)

                                                                                    2000(1)
                                                     ------------- ------------- ------------- ------------- -------------
                                                        FIRST         SECOND        THIRD         FOURTH        FISCAL
                                                       QUARTER       QUARTER       QUARTER       QUARTER(3)      YEAR
                                                     ------------- ------------- ------------- ------------- -------------
                                                      (13 WEEKS)    (13 WEEKS)    (13 WEEKS)    (13 WEEKS)    (52 WEEKS)

Sales                                                     $1,288        $1,179        $1,225        $1,042        $4,734
Operating profit before corporate items                      103            78            86            52           319
Income from continuing operations                             28            14            21            --            63
Net income                                                $   28        $   14        $   21        $   --        $   63
Diluted earnings per share(5)                             $ 0.44        $ 0.23        $ 0.32        $ 0.01        $ 1.00



                                                                                    1999(1)
                                                     ------------- ------------- ------------- ------------- -------------
                                                        FIRST         SECOND        THIRD         FOURTH        FISCAL
                                                       QUARTER       QUARTER       QUARTER       QUARTER         YEAR
                                                     ------------- ------------- ------------- ------------- -------------
                                                      (13 WEEKS)    (13 WEEKS)    (13 WEEKS)    (14 WEEKS)    (53 WEEKS)

Sales                                                     $1,209        $1,090        $1,163        $1,040        $4,502
Operating profit before corporate items                      100            73            81            45           299
Income (Loss) from continuing operations                      29            11            15            (4)           51
Net income                                                $   29        $   11        $   15        $   (4)       $   51
Diluted earnings per share(5)                             $ 0.45        $ 0.18        $ 0.24        $(0.07)       $ 0.81

                                                                                    1998(1)
                                                     ------------- ------------- -------------               -------------
                                                        FIRST
                                                       QUARTER       9 WEEKS       13 WEEKS                    34 WEEKS
                                                      (12 WEEKS)    5/29/98(2)    8/28/98(2)                    8/28/98
                                                     ------------- ------------- -------------               -------------

Sales                                                     $1,111        $  752        $  965                      $2,828
Operating profit before corporate items                       39            50            30                         119
(Loss) Income from continuing operations(3)                  (11)            9           (17)                        (19)
Discontinued operations, net of income taxes(3)               77            --            --                          77
Extraordinary item, net of income taxes(4)                   (43)           (1)           --                         (44)
Net income                                                $   23        $    8        $  (17)                     $   14
Diluted earnings per share(5)                             $ 0.73        $ 0.12        $(0.27)                     $ 0.27


1 - On April 15, 1998, the  Company's  Board of  Directors  approved a change in the Company's fiscal year from the Friday closest to the end of December to the Friday closest to August 31, thereby creating a 34-week Transition Period. On March 27, 1998, the Company acquired Sodexho North America.
2 - Combined actual results of MMS and the acquired  Sodexho North America after
    March 27, 1998.
3 - On March  27,  1998,   the  Company   distributed  to its  shareholders  the
    Lodging, MSLS and MDS divisions as part of the Transactions. For reporting purposes, the Lodging segment is considered Discontinued Operations prior to March 27, 1998. MSLS and MDS are considered part of continuing operations (see Note 1 to the Consolidated Financial Statements).
4 - On  March  27,  1998,  the  Company   refinanced  its  debt  as  part of the
    Transactions (see Notes 1 and 8 to the Consolidated Financial Statements), resulting in a $71 million pretax charge from the early extinguishment of debt ($44 million after-tax).
5 - Earnings per share data have been restated to reflect the adoption in 1997 of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." All per share data has been adjusted to reflect a one-for-four reverse stock split effective March 27, 1998.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                     FINANCIAL DISCLOSURE

 None.


                                    PART III

ITEMS 10, 11, 12 AND 13.

As described below, certain information appearing in the Company's Proxy Statement to be furnished to shareholders in connection with the 2001 Annual Meeting, is incorporated by reference in this Form 10-K Annual Report.

         ITEM 10. This information is incorporated by reference to the "Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement to be furnished to shareholders in connection with the 2001 Annual Meeting. Information regarding executive officers is included below.

         ITEM 11. This information is incorporated by reference to the "Executive Compensation" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 2001 Annual Meeting.

         ITEM 12. This information is incorporated by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 2001 Annual Meeting.

         ITEM 13. This information is incorporated by reference to the "Certain Transactions" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 2001 Annual Meeting.


EXECUTIVE OFFICERS

The 11 persons identified below are the executive officers of the Company.

             NAME AND TITLE                  AGE                           BUSINESS EXPERIENCE
             --------------                  ---                           -------------------

Michel Landel                                49     Michel Landel was named President and Chief  Executive  Officer of
President and                                       the   Company  on  May  3,   1999.   Upon   consummation   of  the
  Chief Executive Officer                           Transactions,  Mr. Landel was appointed as the Company's Executive
                                                    Vice  President  on  June  16,  1998  and  was  named   President,
                                                    Corporate  Services  division.  Prior  to  the  Transactions,  Mr.
                                                    Landel was  appointed  President  and Chief  Executive  Officer of
                                                    Sodexho North America in 1994.  Mr. Landel joined  Sodexho in 1984 as a Regional  Manager of Sodexho  Africa.  In 1986,  he was named
                                                    President of Sodexho  Africa,  a position he held until 1989, when he became  President  and Chief  Executive  Officer  of  Sodexho's
                                                    United States  operations.  Prior to joining  Sodexho,  Mr. Landel
                                                    held   positions   with  Groupe  Poliet  (Plan  General   Manager,
                                                    1980-1984)  and The Chase  Manhattan Bank  (Financial  Analyst and
                                                    Assistant Treasurer, 1976-1980).

             NAME AND TITLE                  AGE                           BUSINESS EXPERIENCE
             --------------                  ---                           -------------------

Anthony F. Alibrio                           56     Anthony F. Alibrio was appointed  President,  Health Care Services
Executive Vice President                            effective  with  the   Transactions  and  was  also  appointed  an
  President, Health Care Services                   Executive  Vice  President  as  of  May  3,  1999.  Prior  to  the
                                                    Transactions,  Mr.  Alibrio  served as  President  of Health  Care
                                                    Services  for  the  Marriott   Management   Services  division  of
                                                    Marriott  International,  Inc.  since  1990.  His  career has been focused on serving the health care  industry for the past 28 years of his  33-year  tenure  with  Marriott.  In the  past he has held
                                                    various   operations,   sales,   and  marketing   responsibilities
                                                    including  Division Vice  President and National Vice President of
                                                    Sales  and  Marketing  at  Marriott.  A member  of the  Healthcare
                                                    Research and  Development  Institute  and the American  Academy of
                                                    Medical  Administrators,  Mr.  Alibrio  is  also  past  chair  and currently  serves as a member of the  Board of  Directors  for the
                                                    National  Committee for Quality Health Care and is a current chair and member of the Board of Health Insights Foundation.

William W. Hamman                            59     William W.  Hamman was  appointed  President,  Education  Services
Executive Vice President                            effective  with  the   Transactions  and  was  also  appointed  an
  President, Education Services                     Executive  Vice  President  as  of  May  3,  1999.  Prior  to  the
                                                    Transactions,  Mr.  Hamman  served as  President  of the  Marriott
                                                    Education Services division of Marriott International,  Inc. since
                                                    1990.  He has  supported  the higher  education  community  for 36 years,  holding  positions  in Marriott  Education  Services  that
                                                    included   Regional  Vice  President,   Area  Vice  President  and
                                                    Division  Vice  President.  Mr.  Hamman is active in the  National
                                                    Association of College and University  Business  Officers (NACUBO)
                                                    and the Council of Independent  Colleges  (CIC). He also serves on the Western Illinois University Foundation Board of Trustees.

Thomas M. Mulligan                           49     Thomas  M.  Mulligan  was   appointed  to  his  current   position
President, Corporate Services                       effective May 28, 1999.  Mr.  Mulligan  joined  Sodexho  Services,
                                                    Inc., a subsidiary of Sodexho Alliance,  in 1974 and has served in
                                                    the  Sodexho   Education,   Corporate   Services  and   Healthcare
                                                    divisions.  Prior to his current appointment,  Mr. Mulligan served as head of the New England  Corporate  Services  operations of the
                                                    Company.  Mr. Mulligan  supports hunger relief efforts through the
                                                    Pine  Street Inn in Boston  and has worked  with the Toys for Tots program.

Stephen J. Brady                             56     Stephen J. Brady was appointed to his current  position  effective
Senior Vice President, Corporate                    with the  Transactions.  Mr. Brady joined  Sodexho USA, a division
Communications                                      of Sodexho Alliance,  in 1989 after a 15-year career in the retail industry.  His positions  with Sodexho USA were Vice  President of
                                                    Strategic  Developments,  Vice President of Health Care Operations
                                                    and  Regional  Vice  President  of  Education   Operations.   Most
                                                    recently  he  has  served  as  Vice  President  of  Marketing  and
                                                    Communications  for Sodexho  USA. Mr. Brady serves on the board of
                                                    America's Second Harvest and the national food rescue network.

             NAME AND TITLE                  AGE                           BUSINESS EXPERIENCE
             --------------                  ---                           -------------------

John M. Bush                                 46     John Bush was named  Senior  Vice  President  and Chief  Financial
Senior Vice President and Chief                     Officer on February 15, 2000.  Prior to his new  appointment,  Mr.
Financial Officer                                   Bush had served as Senior Vice  President,  Finance  and  Planning for the Higher  Education  division of the Company since 1995. Mr.
                                                    Bush began his career with the  Company in 1976 as a Food  Service
                                                    Manager  in the Higher  Education  Division  and  became  regional controller in 1989.

Ollie Lawrence, Jr.                          49     Ollie  Lawrence,  Jr.  was  named  Senior  Vice  President,  Human
Senior Vice President and Chief Human               Resources on April 3, 2000.  Previously,  Mr.  Lawrence  served as
Resources Officer                                   Vice President,  Human Resources for U.S. Airways,  Inc. From 1996
                                                    to 1998, Mr.  Lawrence served as Senior Vice President for Sodexho
                                                    USA,  Inc. and also  founded his own  company,  "b michael" of New
                                                    York City were he served as President and CEO.

Bernard Royer                                47     Bernard  Royer was named  Senior Vice  President,  Purchasing  and
Senior Vice President,                              Distribution  on April 6,  2000.  Mr.  Royer  was  Corporate  Vice
Procurement and Distribution                        President of  International  Purchasing for Sodexho  International
                                                    Management  from 1999 to April 2000.  From 1990 to 1998, Mr. Royer was Vice President of Purchasing for Sodexho USA, Inc.

Robert A. Stern                              42     Robert A. Stern was  appointed to his current  position  effective
Senior Vice President and General Counsel           with the Transactions.  Previously,  Mr. Stern served as Associate
                                                    General Counsel for Marriott  International,  Inc. providing legal
                                                    support   to   Marriott   Management   Services.   Prior   to  his
                                                    appointment  to Associate  General  Counsel,  Mr.  Stern  provided legal  support to  Marriott  Corporation's  Restaurant  and Travel
                                                    Plaza  businesses.  Mr. Stern joined Marriott  Corporation in 1985 from the  Washington,  D.C. office of Skadden Arps Slate Meagher &
                                                    Flom.

Philippe Taillet                             41     Philippe Taillet was appointed to his current  position  effective
Senior Vice President and Chief                     July 10, 2000.  Prior to his  appointment,  Mr.  Taillet served as
Information Officer                                 Senior  Vice  President,  Facilities  Management  and Senior  Vice
                                                    President,  Strategic  Planning  for  the  Company.  Prior  to the
                                                    Transactions,  Mr.  Taillet  served as Vice  President,  Corporate
                                                    Strategy for Sodexho  Alliance  since 1995.  From 1991 to 1995, he was Director of  Facilities  Management  at  Disneyland  Paris and
                                                    from 1986 to 1991 he was a consultant  for Bain & Company in Paris and Boston.  Mr.  Taillet began his career as a software  engineer for Schlumberger Oil Field Services in Paris.

Susan H. Tatum                               48     Susan  Tatum  was  named  Senior  Vice  President,  Marketing,  on
Senior Vice President,                              September 26, 2000.  From 1985 until her recent  appointment,  Ms.
Marketing                                           Tatum held  positions of  increasing  responsibilities  within the
                                                    Education division of the Company including Senior Vice  President and Vice President- Operations and Communications; Vice  President
                                                    and  Director- Business  Development and  Communications; District
                                                    Manager; and General Manager at Stanford University.

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


 EXHIBIT                      DESCRIPTION                           INCORPORATION BY REFERENCE (WHERE A REPORT OR
 -------                      -----------                           ---------------------------------------------
   NO.                                                             REGISTRATION STATEMENT IS INDICATED BELOW, THAT
  ----                                                             -----------------------------------------------
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

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K,
                   CONTINUED

(A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT, CONTINUED

         (3)      Exhibits, Continued


 EXHIBIT                      DESCRIPTION                           INCORPORATION BY REFERENCE (WHERE A REPORT OR
 -------                      -----------                           ---------------------------------------------
   NO.                                                             REGISTRATION STATEMENT IS INDICATED BELOW, THAT
  ----                                                             -----------------------------------------------
                                                                      DOCUMENT HAS BEEN PREVIOUSLY FILED BY THE
                                                                      -----------------------------------------
                                                                        COMPANY AND THE APPLICABLE EXHIBIT IS
                                                                        -------------------------------------
                                                                         INCORPORATED BY REFERENCE THERETO)
                                                                         ----------------------------------

     4.4       Indenture with The Bank of New York, as Trustee,    (a) Exhibit  No. 4.1 Form 8-K dated March 25,  1996;
               relating to Liquid Yield Option(TM)Notes, as        and (b)  Exhibit No. 4.2 to Form 8-K dated March 25,
               supplemented.                                       1996 (First Supplemental Indenture).

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

    10.3       Non  Competition  Agreement with Host Marriott      (a) Exhibit  No. 10.7 to Form 8-K dated  October 25,
               and  Host  Marriott  Services  Corporation, as      1993;  and (b) Exhibit No. 10.4 to Form 10-K for the
               amended.                                            fiscal  year  ended   December  29,  1995 (Amendment
                                                                   No. 1).

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K,
                   CONTINUED

(A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT, CONTINUED

         (3)      Exhibits, Continued


 EXHIBIT                      DESCRIPTION                           INCORPORATION BY REFERENCE (WHERE A REPORT OR
 -------                      -----------                           ---------------------------------------------
   NO.                                                             REGISTRATION STATEMENT IS INDICATED BELOW, THAT
  ----                                                             -----------------------------------------------
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

    10.9       Distribution  Agreement  dated as of September 30,  Appendix  A to  Definitive  Proxy  Statement  for  a
               1997  between  the  Company  and  New Marriott MI,  Special   Meeting  of   Shareholders   commenced  on
               Inc.                                                March 17, 1998 and adjourned on March 20, 1998.

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

    10.12      Amendment  Agreement,  dated  as  of  January  28,  Appendix  D to  Definitive  Proxy  Statement  for  a
               1998,  by  and  among  the  Company,  Marriott-ICC  Special   Meeting  of   Shareholders   commenced  on
               Merger  Corp.,  New  Marriott  MI,  Inc.,  Sodexho  March17, 1998 and adjourned on March 20, 1998.
               Alliance,   S.A.,   and   International   Catering
               Corporation.

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

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K,
                   CONTINUED

(A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT, CONTINUED

         (3)      Exhibits, Continued


 EXHIBIT                      DESCRIPTION                           INCORPORATION BY REFERENCE (WHERE A REPORT OR
 -------                      -----------                           ---------------------------------------------
   NO.                                                             REGISTRATION STATEMENT IS INDICATED BELOW, THAT
  ----                                                             -----------------------------------------------
                                                                      DOCUMENT HAS BEEN PREVIOUSLY FILED BY THE
                                                                      -----------------------------------------
                                                                        COMPANY AND THE APPLICABLE EXHIBIT IS
                                                                        -------------------------------------
                                                                         INCORPORATED BY REFERENCE THERETO)
                                                                         ----------------------------------

    10.14      Trademark  and   Trade  Name   License   Agreement  Exhibit No.  10.18 to Form 10-K/A filed on April dated as of  March 27,  1998  among  the  Company,  15, 1998.
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
               Administrative  Agent,  and Societe  Generale  and
               J.P. Morgan, as Arrangers, as amended.

    10.18      Stockholder  Agreement  dated as of March 27, 1998  Exhibit No.  10.22 to Form 10-K/A filed on April 15,
               with Sodexho Alliance, S.A.                         1998.

    10.19      Severance agreement with Charles D. O'Dell,  dated  Exhibit No.  10.19 to Form 10-K filed on October 29,
               as of May 3, 1999.                                  1999.

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

     24        Power of Attorney.                                  Filed herewith.

     99        Forward-Looking Statements.                         Filed herewith.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K,
                   CONTINUED

(B)      REPORTS ON FORM 8-K

                  DATE                         ITEM REPORTED
                  ----                         -------------

November 3, 1999                               Announcement  of  the  Resignation  of
                                               Lawrence  E. Hyatt as Chief  Financial
                                               Officer of the Company.

December 29, 1999                              Company  comments on outlook for first
                                               quarter fiscal year 2000.

February 16, 2000                              Announcement  of  the  appointment  of
                                               John  Bush as  Senior  Vice  President
                                               and  Chief  Financial  Officer  of the
                                               Company.

April 6, 2000                                  Announcement  of  the  appointment  of
                                               Bernard    Royer   as   Senior    Vice
                                               President    of     Purchasing     and
                                               Distribution for the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 2000.



                                            SODEXHO MARRIOTT SERVICES, INC.


                                            By:  /S/ ROBERT A. STERN
                                                 -------------------------------
                                                       Robert A. Stern
                                                       Senior Vice President and
                                                       General Counsel


         Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                               TITLE                                       DATE
---------                               -----                                       ----


         *                              President and Chief Executive Officer and   November 13, 2000
---------------------------             Director (Principal
Michel Landel                           Executive Officer)


/S/ JOHN M. BUSH                        Senior Vice President and Chief Financial   November 13, 2000
------------------                      Officer (Principal Financial Officer)
John M. Bush

         *                              Chairman and Director                       November 13, 2000
---------------------------
William J. Shaw

         *                              Director                                    November 13, 2000
---------------------------
Daniel J. Altobello


         *                              Director                                    November 13, 2000
---------------------------
Pierre Bellon


         *                              Director                                    November 13, 2000
---------------------------
Bernard Carton


         *                              Director                                    November 13, 2000
---------------------------
John W. Marriott III


         *                              Director                                    November 13, 2000
---------------------------
Edouard de Royere



*By:  /S/ ROBERT A. STERN
   ----------------------
         Robert A. Stern
         Attorney- in- fact