Form 10-Q
period 2000-12-01
SODEXHO MARRIOTT SERVICES INC
filed 2001-01-12
CIK 905036

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                  FOR THE THIRTEEN WEEKS ENDED DECEMBER 1, 2000

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

                                 Yes [X] No [ ]


                                                             Shares outstanding
                CLASS                                        at January 9, 2001
   -------------------------------                           ------------------
         Common Stock $1.00
         par value per share                                     63,289,575




===============================================================================

                         SODEXHO MARRIOTT SERVICES, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                            PAGE NO.
                                                                                            --------


          Overview                                                                              1
          Forward-Looking Statements                                                            1

                                     PART I.
                        FINANCIAL INFORMATION (UNAUDITED)

            Condensed Consolidated Statements of Income - Thirteen Weeks Ended
                     December 1, 2000 and December 3, 1999                                      2

            Condensed Consolidated Balance Sheets -
                     as of December 1, 2000 and September 1, 2000                               3

            Condensed Consolidated Statements of Cash Flows - Thirteen Weeks
                     Ended December 1, 2000 and December 3, 1999                                4

            Condensed Consolidated Statement of Stockholders' Deficit-
                     as of December 1, 2000                                                     5

            Notes to the Condensed Consolidated Financial Statements                            6

            Management's Discussion and Analysis of Results of Operations
                     and Financial Condition                                                   13

            Quantitative and Qualitative Disclosures about Market Risk                         15


                                    PART II.
                        OTHER INFORMATION AND SIGNATURES

            Legal Proceedings                                                                  16

            Changes in Securities                                                              16

            Defaults Upon Senior Securities                                                    16

            Submission of Matters to a Vote of Security Holders                                16

            Other Information                                                                  16

            Exhibits and Reports on Form 8-K                                                   16

            Signatures                                                                         17

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

The forward-looking statements included in this report are subject to numerous risks and uncertainties that could cause the Company's future activities and results of operations to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties, which are further discussed in Management's Discussion and Analysis of Results of Operations and Financial Condition and other parts of this report, include: (i) the ability of the Company to adapt to various changes, including changes in its structure, senior management and in its relationship with its largest shareholder--Sodexho Alliance, S.A., (ii) the potential adverse impact of the Company's substantial indebtedness, including restrictions and remedies available within the related debt covenants, (iii) the ability of the Company to attract, hire, train and retain competent management personnel, (iv) competition in the food services and facilities management industries, (v) the effects of general economic conditions, including the record low level of unemployment, (vi) the ability of the Company to retain clients and obtain new clients on satisfactory terms, and other factors described from time to time in the Company's filings with the Securities and Exchange Commission including those set forth in Exhibit 99 filed herein.

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

                                     PART I
                        FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.
FINANCIAL STATEMENTS

                         SODEXHO MARRIOTT SERVICES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    ($ in millions, except per share amounts)
                                   (Unaudited)


                                                                                          THIRTEEN WEEKS ENDED
                                                                                  -------------------------------------
                                                                                    DECEMBER 1,         DECEMBER 3,
                                                                                       2000                 1999
                                                                                  ----------------    -----------------

SALES                                                                                     $1,359               $1,288

Operating Costs and Expenses                                                               1,241                1,185
                                                                                  ----------------    -----------------

OPERATING PROFIT                                                                             118                  103

Corporate expenses, including amortization of intangible assets                              (35)                 (32)
Interest expense, net                                                                        (20)                 (22)
                                                                                  ----------------    -----------------

Income Before Income Taxes                                                                    63                   49
Provision for income taxes                                                                   (27)                 (21)
                                                                                  ----------------    -----------------

NET INCOME                                                                                $   36               $   28
                                                                                  ================    =================

BASIC EARNINGS PER SHARE                                                                  $ 0.57               $ 0.44
                                                                                  ================    =================

DILUTED EARNINGS PER SHARE                                                                $ 0.56               $ 0.44
                                                                                  ================    =================


          See notes to the condensed consolidated financial statements.

                         SODEXHO MARRIOTT SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)
                                   (Unaudited)


                                                                                          DECEMBER 1,          SEPTEMBER 1,
                                                                                             2000                  2000
                                                                                         --------------       ---------------

                                        ASSETS
Current Assets
   Cash and equivalents                                                                       $    46               $    54
   Accounts and notes receivable, net                                                             567                   463
   Other current assets                                                                           163                   165
                                                                                         --------------       ---------------
              Total current assets                                                                776                   682

Property and equipment, net                                                                        95                    96
Intangible assets, net                                                                            487                   497
Other long-term assets                                                                            105                    89
                                                                                         --------------       ---------------
              Total assets                                                                    $ 1,463               $ 1,364
                                                                                         ==============       ===============



                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Current portion of long-term debt                                                         $    116               $    81
   Accounts payable                                                                               353                   305
   Other current liabilities                                                                      375                   379
                                                                                         --------------       ---------------
                Total current liabilities                                                         844                   765

Long-term debt                                                                                    879                   900
Other long-term liabilities                                                                       113                   112
                                                                                         --------------       ---------------
                Total liabilities                                                               1,836                 1,777

Stockholders' Deficit
   Preferred stock, no par value, 1 million shares authorized; no shares issued                     -                     -
   Common stock, $1 par value, 300 million shares authorized;
     63 million shares issued and outstanding at December 1, 2000,
     and September 1, 2000                                                                         63                    63
   Additional paid-in capital                                                                   1,349                 1,348
   Accumulated deficit                                                                         (1,790)               (1,826)
   Accumulated other comprehensive income                                                           5                     2
                                                                                         --------------       ---------------
                Total stockholders' deficit                                                      (373)                 (413)
                                                                                         --------------       ---------------
                Total liabilities and stockholders' deficit                                   $ 1,463               $ 1,364
                                                                                         ==============       ===============


          See notes to the condensed consolidated financial statements.

                         SODEXHO MARRIOTT SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($ in millions)
                                   (Unaudited)


                                                                                       THIRTEEN WEEKS ENDED
                                                                              ----------------------------------------
                                                                                 DECEMBER 1,           DECEMBER 3,
                                                                                    2000                   1999
                                                                              ------------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                                             $ 36                   $ 28
   Adjustments to reconcile to cash provided by operating activities:
       Depreciation and amortization expense                                                22                     21
       Changes in working capital                                                          (59)                   (71)
       Other                                                                                (2)                     3
                                                                              ------------------    -------------------
NET CASH USED IN OPERATING ACTIVITIES                                                       (3)                   (19)

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                    (19)                   (15)
   Dispositions                                                                              -                      3
   Other                                                                                    (1)                    (1)
                                                                              ------------------    -------------------
NET CASH USED IN INVESTING ACTIVITIES                                                      (20)                   (13)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings from short-term credit facility                                 35                     61
   Repayments of long-term debt                                                            (20)                   (20)
   Payments for redemption of convertible subordinated debt                                  -                    (11)
   Issuance of common stock                                                                  -                      1
                                                                              ------------------    -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   15                     31
                                                                              ------------------    -------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (8)                    (1)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                               54                     48
                                                                              ------------------    -------------------

CASH AND CASH EQUIVALENTS END OF PERIOD                                                   $ 46                   $ 47
                                                                              ==================    ===================





          See notes to the condensed consolidated financial statements.

                         SODEXHO MARRIOTT SERVICES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                              (amounts in millions)
                                   (Unaudited)


                                                                                                      ACCUMULATED
   NUMBER                                                            ADDITIONAL                          OTHER
     OF                                                  COMMON       PAID-IN       ACCUMULATED      COMPREHENSIVE
   SHARES                                                STOCK        CAPITAL         DEFICIT           INCOME           TOTAL
-------------- -------------------------------------- ------------- ------------- ---------------- ------------------ -------------

         63.2  Balance, September 1, 2000                     $63        $1,348          $(1,826)               $ 2         $(413)

           --  Net income                                       -             -               36                  -            36
               Cumulative-effect of change in
           --    accounting method, net                         -             -                -                  8             8
               Change in fair value of
           --    derivatives, net                               -             -                -                 (4)           (4)
           --  Foreign exchange translation, net                -             -                -                 (1)           (1)
-------------- -------------------------------------- ------------- ------------- ---------------- ------------------ -------------
           --  TOTAL COMPREHENSIVE INCOME                       -             -               36                  3            39

               Employee incentive plan
          0.1    issuance and other                             -             1                -                  -             1
-------------- -------------------------------------- ------------- ------------- ---------------- ------------------ -------------

         63.3  Balance, December 1, 2000                      $63        $1,349          $(1,790)               $ 5         $(373)
============== ====================================== ============= ============= ================ ================== =============


          See notes to the condensed consolidated financial statements.

                         SODEXHO MARRIOTT SERVICES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements of the Company have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended September 1, 2000.

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 1, 2000 and September 1, 2000, and the results of operations for the 13 weeks ended December 1, 2000 and December 3, 1999.

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

The allowance for doubtful accounts was $23 million at December 1, 2000, unchanged from September 1, 2000. Concentration of credit risk within accounts receivable is limited because a large number of customers make up the Company's customer base, thus spreading risk associated with trade credit. In addition, the Company closely monitors its accounts receivable. The Company generally does not require collateral and maintains reserves for potential uncollectible amounts, which, in the aggregate, have not exceeded management's expectations.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of outstanding common shares. Diluted earnings per share is computed by dividing net income, adjusted for interest expense related to convertible securities (after-tax), by the diluted weighted-average number of outstanding common shares, including the affect of the Company's employee incentive plans (including deferred stock) and the convertible subordinated debt securities.

SEGMENT REPORTING

Information from operating segments is derived from methods used by the Company's management to allocate resources and measure performance. For fiscal year reporting, the Company disclosed profit/loss, revenues and assets for each segment identified, including reconciliations of these items to consolidated totals. For interim reporting periods, the Company disclosed profit/loss and revenues for each segment (see Note 5).

                         SODEXHO MARRIOTT SERVICES, INC.
       NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133 ("SFAS NO. 133")

On September 2, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. In accordance with the provisions in SFAS No. 133, the Company has designated all of its interest-rate agreements as cash flow hedges. The Company has determined that these agreements are highly effective in offsetting the variable interest cash flows of the Company's debt portfolio. The agreements were recorded on the balance sheet at fair value in other long-term assets with the offsetting entry to accumulated other comprehensive income, a component of stockholders' deficit, net of tax. The transition adjustment from the adoption of SFAS No. 133, resulted in a cumulative-effect adjustment to accumulated other comprehensive income of $15 million, net of taxes totaling $7 million. All agreements were considered highly effective. The Company does not anticipate any reclassifications to earnings from accumulated other comprehensive income over the next 12 months, with adjustments during the year related mostly to changes in the fair value of the related agreements. There were no net gains or losses recognized on derivatives that had previously been deferred, or as adjustments to the carrying amount of the hedged items. Currently, the Company does not have any other financial contracts which contain embedded derivatives or fair value hedge relationships which would fall within the scope of SFAS No. 133.

CASH FLOW HEDGES

The Company's derivative and hedging strategy is aimed at managing interest-rate risk and prohibits the use of derivative instruments for trading purposes. Currently, the Company uses interest-rate agreements (the "agreements") to carry out its interest-rate risk management strategy. These agreements generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. The notional amount and interest payments in these agreements match the cash flows of assets and/or liabilities. The notional balances of these agreements represent a balance used to calculate the exchange of cash flows and are not assets or liabilities of the Company. Accordingly, any market risk or opportunity associated with these agreements is offset by the opposite market impact on the related debt. The Company's credit risk related to interest-rate agreements is considered low because they are entered into with only strong creditworthy counterparties and are generally settled on a net basis. The difference paid or received on interest-rate agreements is recognized as an adjustment to interest expense. See Note 2 for the notional amounts, related rates, maturities, and fair values of these agreements. All derivatives are recognized on the balance sheet at their fair value. Reflective of the Company's current derivative and hedging strategy, derivative contracts entered into are designated as a cash flow hedges; A HEDGE OF A FORECASTED TRANSACTION OR THE VARIABILITY OF CASH FLOWS TO BE RECEIVED OR PAID RELATED TO A RECOGNIZED ASSET OR LIABILITY. Accordingly, changes in the fair value of these highly effective agreements are recorded in other accumulated comprehensive income, until earnings are affected by the variability of their cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income for the Company includes activity in foreign exchange translation adjustments and cash flow hedges under the adoption of SFAS No. 133. Items identified as comprehensive income are reported, under separate captions, in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Stockholders' Deficit. Results for the Canada division are translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities are translated using the exchange rate in effect at the applicable balance sheet date, and the resulting translation adjustments are reflected in stockholders' deficit as accumulated other comprehensive income.

                         SODEXHO MARRIOTT SERVICES, INC.
       NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

ACCUMULATED OTHER COMPREHENSIVE INCOME, CONTINUED

Total accumulated other comprehensive income included $2 million of gross foreign exchange translations gains, net of taxes totaling $1 million and $7 million of gross unrealized gains on the fair value of derivatives, net of taxes totaling $3 million, at December 1, 2000. Total accumulated other comprehensive income included gross foreign exchange translation gains totaling $3 million, net of taxes totaling $1 million at September 1, 2000. During the first quarter fiscal year 2001, total comprehensive income was comprised of $36 million in net income, $15 million for the gross cumulative effect of change in accounting method, net of taxes totaling $7 million, a $8 million decrease in fair value of derivatives, net of taxes totaling $4 million, and $1 million of foreign exchange translation losses, net of taxes.

(2)  DEBT

                                                            DECEMBER 1,           SEPTEMBER 1,
                                                               2000                  2000
                                                         ----------------- --- -----------------
                                                                    ($ in millions)
SHORT-TERM DEBT:
Current Portion of Long-Term Debt                                 $   80                $   80
Senior Secured Revolving Credit Facility                              35                    --
Other                                                                  1                     1
                                                         -----------------     -----------------
      Total                                                       $  116                $   81
                                                         =================     =================

LONG-TERM DEBT:
Senior Secured Credit Facility, maturing 2004
   averaging 6.76% in fiscal year 2001                            $  330                $  350
Senior Guaranteed Credit Facility, due 2005
   averaging 7.10% in fiscal year 2001                               620                   620
Unsecured debt:
   Senior Debt, maturing through 2009
      averaging 7.07% in fiscal year 2001                              6                     6
   Other                                                              --                     1
Capital lease obligations                                              3                     3
                                                         -----------------     -----------------
      Total                                                       $  959                $  980

Amount Reclassified to Short-Term Debt                               (80)                  (80)
                                                         -----------------     -----------------
                                                                  $  879                $  900
                                                         =================     =================


Senior Secured Credit Facility - the senior secured credit facility consists of $235 million of revolving credit and an additional $500 million, six-year term loan facility. Interest is based on a bank prime rate, an amount over the Federal funds rate, or an amount over the London interbank offered rate for Eurodollar deposits ("LIBOR"), payable in arrears quarterly. At December 1, 2000, the Company is paying a rate of 6.90% on the term loan facility, adjusted for fee amortization and hedging costs. The senior secured credit facility is secured predominately by inventory, accounts receivable and the stock of certain subsidiaries of the Company. Up to $100 million of the $235 million revolving credit may be used to collateralize letters of credit, which totaled $21 million at December 1, 2000, and September 1, 2000. At December 1, 2000, $179 million of this facility was not used and was available to the Company, compared with $214 million at September 1, 2000.

                         SODEXHO MARRIOTT SERVICES, INC.
       NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

(2)  DEBT, CONTINUED

Senior Guaranteed Credit Facility - the senior guaranteed credit facility consists of a $620 million seven-year term loan. Interest is based on a bank prime rate, an amount over the Federal funds rate, or an amount over LIBOR, payable in arrears quarterly. At December 1, 2000, the Company is paying a rate of 6.91% on this facility, adjusted for fee amortization and hedging costs. This facility is guaranteed by Sodexho Alliance, S.A. ("Sodexho") for which the Company pays Sodexho an annual fee of 0.5% of the outstanding balance of the Senior Guaranteed Credit Facility, or $3 million pretax.

The Company's debt agreements require the maintenance of certain financial ratios and stockholders' equity balances, and also include, among other things, limitations on additional indebtedness, certain acquisitions, dividend payments, pledging of assets, and other restrictions on operations related to cash flows. The Company met the financial covenants of the debt agreements as of December 1, 2000 and for the 13 weeks then ended.

CASH FLOW HEDGES

In accordance with the provisions in SFAS No. 133, the Company has designated all of its interest-rate agreements as cash flow hedges. The Company entered these agreements to convert its floating-rate debt to fixed rates. At December 1, 2000, the majority of the Company's debt was payable at variable rates of interest. In May 1998, the Company entered into several interest-rate agreements totaling $900 million in notional principal balances to hedge a portion of its variable rate debt. These agreements guarantee a fixed rate of interest over the life of the agreements. The Company is paying a fixed rate ranging between 5.70% and 5.90%, plus a residual margin that is not hedged relating to the underlying variable-rate debt. The aggregate fair value of the interest-rate agreements at December 1, 2000 was $7 million, pretax, compared with $15 million at the end of fiscal year 2000 (see Note 1). At December 1, 2000 and the 13-week period ended, the Company did not have any ineffective or deferred gain/loss adjustments related to its cash flow hedges.

The weighted-average rate for the total debt portfolio, including the effect of the interest-rate agreements, was 6.98% at December 1, 2000. These agreements expire between May 2001 and February 2005. At December 1, 2000, the Company did not have any accrued interest receivable or payable to its counterparties and did not have any unamortized fees or premiums under these agreements. All of the Company's interest-rate agreements are for purposes other than trading.

Details of these interest-rate agreements as of December 1, 2000 are as follows:

                                                                                                          YEAR-TO-DATE
                                                                                                            REALIZED
                                                        NOTIONAL                  WEIGHTED-AVERAGE        COMPREHENSIVE
                                                       PRINCIPAL      FAIR          INTEREST RATE            INCOME
                        TERMS                           BALANCE      VALUE*       PAID       RECEIVED       (PRETAX)
------------------------------------------------------ ----------- ---------- ------------ ----------- ------------------
                   ($ in millions)

Received Variable-Pay Fixed, Maturing 5/01--8/01             $400         $2        5.73%       6.82%                 $1
Received Variable-Pay Fixed, Maturing 8/02                    300          2        5.84        6.82                   1
Received Variable-Pay Fixed, Maturing 2/05                    200          3        5.90        6.82                  --
------------------------------------------------------ ----------- ---------- ------------ ----------- ------------------
                                                             $900         $7        5.80%       6.82%                 $2
====================================================== =========== ========== ============ =========== ==================

*-- based on the termination cost for these agreements obtained by third party market quotes.

                         SODEXHO MARRIOTT SERVICES, INC.
       NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

(3)  STOCKHOLDERS' DEFICIT

STOCKHOLDERS' DEFICIT

The Company is authorized to issue three hundred million shares of the Company's common stock, with a par value of $1 per share. At December 1, 2000, the Company had 63,275,137 shares outstanding. One million shares of preferred stock, without par value, are authorized, with none issued.

EARNINGS PER SHARE

The following table details earnings and number of shares used in the basic and diluted earnings per share calculations.

                                                                                 THIRTEEN WEEKS ENDED
                                                                         -------------------------------------
                                                                           DECEMBER 1,         DECEMBER 3,
                                                                              2000                 1999
                                                                         ----------------    -----------------
                                                                            (in millions, except per share
                                                                                       amounts)

COMPUTATION OF BASIC EARNINGS PER SHARE:


Net Income                                                                       $ 35.8               $ 27.8
                                                                         ================    =================
Weighted Average Shares Outstanding                                                63.3                 62.5
                                                                         ================    =================

BASIC EARNINGS PER SHARE                                                         $ 0.57               $ 0.44
                                                                         ================    =================

COMPUTATION OF DILUTED EARNINGS PER SHARE:
Net Income                                                                       $ 35.8               $ 27.8
After-tax Interest Expense on Convertible Subordinated Debt                          --                  0.1
                                                                         ----------------    -----------------
Diluted Net Income                                                               $ 35.8               $ 27.9
                                                                         ================    =================

Weighted Average Shares Outstanding                                                63.3                 62.5
Effect of Dilutive Securities*:
  Employee Stock Option Plan                                                        0.3                  0.2
  Deferred Stock Incentive Plan                                                      --                  0.1
  Convertible Subordinated Debt                                                      --                  0.9
                                                                         ----------------    -----------------
Diluted Weighted Average Shares Outstanding                                        63.6                 63.7
                                                                         ================    =================

DILUTED EARNINGS PER SHARE                                                       $ 0.56               $ 0.44
                                                                         ================    =================


* -- Certain  employee stock options to purchase shares of common stock were outstanding but were not included in the computation of diluted  earnings  per share  because the exercise  prices of the options  were greater than the average  market price of the common shares and thus were  anti-dilutive.  The  weighted-average  total of excluded shares was approximately 3.1 million for the 13 weeks ended December 1, 2000, compared to approximately 3.9 million for the 13 weeks ended December 3, 1999.

                         SODEXHO MARRIOTT SERVICES, INC.
       NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

(4)  EMPLOYEE BENEFIT AND INCENTIVE PLANS

BENEFIT PLANS

Employees  meeting  certain  eligibility  requirements  can  participate  in the
Company's savings and deferred compensation plans. The Company currently contributes generally 50% of the participants' contributions to these plans, limited to 6% of compensation, with certain exceptions. For the 13-week period ended December 1, 2000, expenses that related to these plans totaled approximately $4 million, unchanged from the 13-week period ended December 3, 1999.

INCENTIVE PLANS

The Company has two stock-based incentive plans-- the Sodexho Marriott Services, Inc. 1993 and 1998 Comprehensive Stock Incentive Plans (the "1993 Plan" or the "1998 Plan"). The purpose of these plans is to promote and enhance the long-term growth of the Company by aligning the interests of the employees with the interests of the Company's shareholders. The 1993 Plan administers converted stock options prior to the merger in March 1998, with no new awards made under this plan. The 1998 Plan governs the issuance and administration of conversion awards and is also available for the issuance of new awards. These stock plans are administered by the Compensation Policy Committee as authorized by the Board of Directors. As part of the amendment of these plans, the Board of Directors has approved up to 10 million shares of common stock to be available under the 1998 Plan for converted options as well as new awards. In addition, on January 10, 2001, the shareholders approved the Board of Directors recommendation to increase the number of shares approved under the 1998 Plan from 10 million to
11.5 million. This increase ensures the Company's ability to continue to promote and enhance the long-term growth of the Company through rewarding and recognizing outstanding employee performance.

Employee stock options may be granted to officers and key employees at exercise prices not less than the market price of the Company's stock on the date of grant. Most options under the stock option plans are exercisable in cumulative installments of one-fourth at the end of each of the first four years following the date of grant.

A summary of the Company's stock option activity during the 13 weeks ended December 1, 2000, is presented below:

                                                         THIRTEEN WEEKS ENDED
                                                           DECEMBER 1, 2000
                                                 -----------------------------------
                                                                        WEIGHTED
                                                    NUMBER OF            AVERAGE
                                                     OPTIONS            EXERCISE
                                                  (IN MILLIONS)          PRICE
                                                 ----------------    ---------------
Outstanding at September 1, 2000                            6.5                $20
Granted during the thirteen weeks                            --                 --
Exercised during the thirteen weeks                          --                 --
Forfeited during the thirteen weeks                        (0.1)                21
                                                 ----------------    ---------------
Outstanding at December 1, 2000                             6.4                $20
                                                 ================    ===============
Options exercisable at December 1, 2000                     3.4                $19
                                                 ================    ===============

                         SODEXHO MARRIOTT SERVICES, INC.
       NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)

(5)  BUSINESS SEGMENTS

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

SALES AND OPERATING PROFIT BY BUSINESS SEGMENT:

                                                                         THIRTEEN WEEKS ENDED
                                                                 -------------------------------------
                                                                   DECEMBER 1,          DECEMBER 3,
                                                                       2000                1999
                                                                 -----------------    ----------------
                                                                           ($ in millions)
GROSS SALES
      Corporate Services                                                  $  361              $  351
      Health Care                                                            355                 335
      Education                                                              448                 422
      Schools                                                                129                 118
      Canada                                                                  46                  44
      Laundries/Other                                                         20                  18
                                                                 -----------------    ----------------
Total Gross Sales                                                         $1,359              $1,288
                                                                 =================    ================

GROSS OPERATING PROFIT
      Corporate Services                                                  $   24              $   21
      Health Care                                                             28                  27
      Education                                                               53                  44
      Schools                                                                  9                   7
      Canada                                                                   3                   3
      Laundries/Other                                                          1                   1
                                                                 -----------------    ----------------
Total Gross Operating Profit                                              $  118              $  103
                                                                 =================    ================

Amortization, Interest, Net, and Corporate Expenses                          (55)                (54)
                                                                 -----------------    ----------------

Income  Before Income Taxes                                               $   63              $   49
                                                                 =================    ================


(6)  COMMITMENTS AND CONTINGENCIES

The nature of the Company's business causes it to be involved in routine legal proceedings from time to time. Management of the Company believes that there are no pending or threatened legal proceedings that upon resolution would have a material adverse impact to the Company.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
      FINANCIAL CONDITION

                              RESULTS OF OPERATIONS

THE FIRST QUARTER  FISCAL YEAR 2001 COMPARED WITH THE FIRST QUARTER
      FISCAL YEAR 2000

The Company had net income for the first quarter of fiscal year 2001 (13 weeks ended December 1, 2000) of $36 million, or $0.56 per diluted common share, compared with $28 million, or $0.44 per diluted common share for the first quarter of fiscal year 2000 (13 weeks ended December 3, 1999). Diluted average shares totaled 63.6 million for the current quarter compared with 63.7 million for the prior year's quarter.

      Total sales for the first quarter of fiscal year 2001 were $1.36 billion, an increase of $71 million, or 6% over the $1.29 billion in total sales for the first quarter of fiscal year 2000. All the divisions had solid growth performance, with particularly strong increases of 9% and 6% in the Schools and Education divisions, respectively. Excluding Corporate Services, this performance was the result of solid growth in sales at existing accounts and good retention in the prior year. Also, the Company's divisions continued to benefit from favorable outsourcing trends in the North American markets. The Corporate Services division had sales growth of 3% in the current quarter versus the prior year's quarter, due to lower account retention in the prior year and slower new sales in the later half of fiscal year 2000. This division's overall sales growth will continue to be challenged by the very competitive nature of this segment.

      Operating profit for the current quarter totaled $118 million, an increase of $15 million, or 14% compared with operating profit of $103 million for the first quarter of last year. Excluding Laundries/Other, which experienced some start-up related costs in the current quarter, operating profits increased across the remaining divisions, with 20%+ increases in the Education and Schools divisions, low double digits in Corporate Services, and a solid 8% in Canada.

      Last fiscal year, the Company experienced inefficiencies in several first year accounts in the Education and Schools divisions, negatively impacting operating profits for those divisions in fiscal year 2000. Beginning in fiscal year 2001, the Company implemented several initiatives to reduce the negative impact of opening new business in these divisions as well as changes in the under-performing accounts to improve their operating results. The results in these divisions for the first quarter of fiscal year 2001 have been strong; but, as fiscal year 2001 progresses, the Education and Schools divisions are expected to compare less favorably to the stronger operating profit results in these divisions in the latter part of fiscal year 2000. As with the trends in sales, the divisions mostly had strong growth in operating profits at existing accounts and the Corporate Services division benefited from their continued focus on labor costs, which improved slightly over the prior year's quarter. In addition, Corporate Services, Education and Schools are seeing continued improvement in their operating profit performance from ongoing procurement initiatives.

      In the Health Care division, continued stable labor costs and improvements from procurement initiatives were partially offset by some under-performance in a few larger clients. The Health Care segment continues to be a challenging and consolidating market segment with significant pressure to assist new and existing clients in meeting their demanding and changing fiscal requirements. The Health Care division continues to focus on opportunities to improve its under-performing accounts, in addition to offering additive services which bring value to clients and improve the operating results of this segment. Overall, management believes that the under-performing accounts will improve in the second half of the current fiscal year. This, along with other initiatives in place to improve the division's operating results, should result in the Health Care division's performance comparing more favorably for the full fiscal year 2001 versus the prior year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
      FINANCIAL CONDITION, CONTINUED

                        RESULTS OF OPERATIONS, CONTINUED

THE FIRST QUARTER FISCAL YEAR 2001 COMPARED WITH THE FIRST QUARTER
      FISCAL YEAR 2000, CONTINUED

      Partially offsetting the operating profit growth for the first quarter of fiscal year 2001 was a $3 million increase in corporate expenses when compared to the last year's first quarter. Adjusting for Y2k costs in last year's quarter, corporate expenses increased an adjusted $5 million. Most of this increase was the result of positions unfilled in last year's first quarter which were filled in the latter half of fiscal year 2000 and into the current quarter, predominately in the Human Resources and Information Technology areas.

      Interest expense decreased $2 million or 10%, impacted by reduced levels of debt and improved working capital results that helped keep down the use of the Company's short-term credit facility (see "Liquidity and Capital Resources" below). The effective tax rate for the current quarter was 43.5%, down slightly from 44.0% in last year's first quarter.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company funds its capital needs from a combination of existing cash balances and cash from operations. The Company's large debt portfolio is a result of the Company's merger in March 1998. Net cash flows from operations for the first quarter of fiscal year 2001 totaled a negative $3 million, an improvement of $16 million when compared with the first quarter of fiscal year 2000. This favorable result was attributed to increases in net income and the continued positive impact of favorable working capital trends, which improved $12 million when comparing the current quarter with the prior year's quarter. The Company continues to focus on increasing collection efforts in its accounts receivable portfolio and refinements to its vendor payment cycles.

      The Company achieved its $40 million cumulative synergy target for fiscal year 2000. The Company anticipates it will meet its overall objective established at the time of the March 1998 merger of $60 million in cumulative synergies by the middle of fiscal year 2001.

      The Company's board of directors did not declare a dividend during the first quarter of fiscal year 2001. The Company may pay dividends in the future, subject to the restrictive covenants contained in the Company's credit facility agreements and other relevant considerations. The payment and amount of cash dividends on the Company's common stock will be subject to the sole discretion of the Company's Board, which will review the Company's dividend policy at such times as may be deemed appropriate. The Board will closely monitor the results of the Company's operations, capital requirements, and other considerations to determine the extent to which a dividend may be declared in future periods.

      In addition, the Company has undertaken an information systems strategy study to evaluate the current state of its information systems, and consider information technology options. Among the options under consideration is the adoption of certain elements of the technology platform adopted by Sodexho Alliance. At the most recent Board of Directors meeting, the Board approved an initial phase of the Company's information technology strategy, which has now moved from a strategic study to a phased-in implementation process. This phase includes the approval of a new accounting system in the Company's Financial Services Center located in Buffalo, New York, with an estimated cost of approximately $30 million over the next 24 months. Of this $30 million, approximately $26 million would be capitalized and the remaining balance would be recognized within the Company's operating expenses. The impact to fiscal year 2001 is not expected to be material to the income statement, with approximately $8 million anticipated to be disbursed within the current fiscal year. Management anticipates that additional details regarding the system, vendor selection and related implementation strategy will be

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
      FINANCIAL CONDITION, CONTINUED

                   LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

available later in the fiscal year. Information regarding additional steps of the Company's overall information systems strategy will be made available as those stages are approved.

      Most recently, the Company began a study of a solution set for its payroll, benefits and human resources information systems, as the Company migrates from the current Marriott International payroll-related systems. Though the current agreement requires the Company to migrate off the Marriott International payroll infrastructure no later than fiscal year 2002, Marriott International and the Company are finalizing terms to extend this agreement beyond fiscal year 2002. This extension is anticipated to be finalized later in fiscal year 2001. This extension will provide the Company additional time to select the best payroll and benefit alternatives to meet the Company's and its client's needs.

                            NEW ACCOUNTING STANDARDS

On September 2, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"). In accordance with the provisions in SFAS No. 133, the Company has designated all of its interest-rate agreements as cash flow hedges. The Company has determined that these agreements are highly effective in offsetting the variable interest cash flows of the Company's debt portfolio. The agreements have been recorded on the balance sheet at fair value in other long-term assets with the offsetting entry to accumulated other comprehensive income, a component of stockholders' deficit, net of tax. The transition adjustment resulting from the adoption of SFAS No. 133 at September 2, 2000, resulted in a cumulative-effect adjustment to accumulated other comprehensive income of $15 million, net of taxes totaling $7 million. At December 1, 2000, all agreements were considered highly effective. The Company does not anticipate any reclassifications to earnings from accumulated other comprehensive income in fiscal year 2001, with adjustments during the year related mostly to changes in the fair value of the related agreements. There were no net gains or losses recognized on derivatives that had previously been deferred, or as adjustments to the carrying amount of the hedged items. Currently, the Company does not have any other financial contracts which contain embedded derivatives or fair value hedge relationships which would fall within the scope of SFAS No. 133.


ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are not materially affected by changes in interest rates, due to the relatively low balances of borrowings at floating interest rates as well as notes receivable which earn a variable rate of interest. However, changes in interest rates also impact the fair value of the Company's debt, totaling $995 million at December 1, 2000. If interest rates increased by 100 basis points, the fair value of the Company's debt would have decreased by approximately $16 million, while a 100 basis point decrease in rates would have increased the fair value of the Company's debt by approximately $16 million, based on balances at December 1, 2000.

                                     PART II
                        OTHER INFORMATION AND SIGNATURES


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

There are no material legal proceedings pending against the Company.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)   Exhibits

      Exhibit
        NO.                   DESCRIPTIONS
       ---                    ------------

        27        Financial Data Schedule of the Registrant

        99        Forward-Looking Statements

(b)   Reports on Form 8-K

      October 19, 2000            Change in the Annual Meeting
                                  of  Stockholders  of the  Company  to
                                  10:00 a.m., January 10, 2001.


      November 29, 2000           Press Release, dated November 29, 2000,
                                  announcing the retirement of Anthony Alibrio,
                                  President    of   the   Health   Care
                                  division,   with  Richard   Macedonia
                                  appointed as successor.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SODEXHO MARRIOTT SERVICES, INC.


January 12, 2001                   /S/ JOHN M. BUSH
                                   ---------------------------------------------
                                        John M. Bush
                                        Senior Vice President and
                                           Chief Financial Officer


                                   /S/ CHARLES B. RUSSELL
                                   ---------------------------------------------
                                        Charles B. Russell
                                        Vice President, Corporate Controller and
                                           Chief Accounting Officer