Form 10-Q
period 2001-03-02
SODEXHO MARRIOTT SERVICES INC
filed 2001-04-12
CIK 905036

=============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the Thirteen Weeks Ended March 2, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                           Commission File No. 1-12188

                         SODEXHO MARRIOTT SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                    52-0936594
     ---------------------------------                 ---------------------
     (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                 Identification  No.)


     9801 Washingtonian Boulevard, Gaithersburg, Maryland         20878
     ----------------------------------------------------    --------------
           (Address of principal executive offices)             (Zip Code)


                                 (301) 987-4500
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


                                                  Shares outstanding
             Class                                at April 10, 2001
     -------------------                          ------------------
     Common Stock $1.00
     par value per share                              63,610,236


=============================================================================

                         SODEXHO MARRIOTT SERVICES, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                            Page No.
                                                                                            -------

            Overview                                                                            1
            Forward-Looking Statements                                                          1

                                     Part I.
                        Financial Information (Unaudited)

            Condensed Consolidated Statements of Income -
                     Thirteen and Twenty-Six Weeks Ended March 2, 2001
                            and March 3, 2000                                                   2

            Condensed Consolidated Balance Sheets -
                     as of March 2, 2001 and September 1, 2000                                  3

            Condensed Consolidated Statements of Cash Flows -
                     Twenty-Six Weeks Ended March 2, 2001
                           and March 3, 2000                                                    4

            Condensed Consolidated Statement of Stockholders' Deficit-
                     as of March 2, 2001                                                        5

            Notes to the Condensed Consolidated Financial Statements                            6

            Management's Discussion and Analysis of Results of Operations
                     and Financial Condition                                                   14

            Quantitative and Qualitative Disclosures about Market Risk                         17


                                    Part II.
                        Other Information and Signatures

            Legal Proceedings                                                                  18

            Changes in Securities                                                              18

            Defaults Upon Senior Securities                                                    18

            Submission of Matters to a Vote of Security Holders                                18

            Other Information                                                                  19

            Exhibits and Reports on Form 8-K                                                   19

            Signatures                                                                         20

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

                                     PART I
                        FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.
FINANCIAL STATEMENTS

                         Sodexho Marriott Services, Inc.
                   Condensed Consolidated Statements of Income
                    ($ in millions, except per share amounts)
                                   (Unaudited)


                                                   Thirteen Weeks Ended                    Twenty-Six Weeks Ended
                                           -------------------------------------    -------------------------------------
                                               March 2,            March 3,             March 2,            March 3,
                                                 2001                2000                 2001                2000
                                           -----------------    ----------------    -----------------    ----------------


Sales                                               $1,237             $1,179              $2,596             $2,467

Operating Costs and Expenses                         1,157              1,101               2,398              2,286
                                           -----------------    ----------------    -----------------    ----------------

Operating Profit                                        80                 78                 198                181

Corporate expenses, including
   amortization of intangible assets                   (32)               (31)                (67)               (63)
Interest expense, net                                  (19)               (21)                (39)               (43)
                                           -----------------    ----------------    -----------------    ----------------

Income Before Income Taxes                              29                 26                  92                 75
Provision for income taxes                             (12)               (12)                (39)               (33)
                                           -----------------    ----------------    -----------------    ----------------

Net Income                                          $   17             $   14              $   53             $   42
                                           =================    ================    =================    ================

Basic Earnings Per Share                            $ 0.27             $ 0.23              $ 0.84             $ 0.67
                                           =================    ================    =================    ================

Diluted Earnings Per Share                          $ 0.27             $ 0.23              $ 0.83             $ 0.67
                                           =================    ================    =================    ================


          See notes to the condensed consolidated financial statements.

                         Sodexho Marriott Services, Inc.
                      Condensed Consolidated Balance Sheets
                                 ($ in millions)
                                   (Unaudited)

                                                                                            March 2,            September 1,
                                                                                              2001                  2000
                                                                                         --------------       ---------------

                                        Assets
Current Assets
   Cash and equivalents                                                                       $    70              $    54
   Accounts and notes receivable, net                                                             515                  463
   Other current assets                                                                           159                  165
                                                                                         --------------       ---------------
              Total current assets                                                                744                  682

Property and equipment, net                                                                        95                   96
Intangible assets, net                                                                            478                  497
Other long-term assets                                                                            104                   89
                                                                                         --------------       ---------------
              Total assets                                                                    $ 1,421              $ 1,364
                                                                                         ==============       ===============



                         Liabilities and Stockholders' Deficit

Current Liabilities
   Current portion of long-term debt                                                          $    81              $    81
   Accounts payable                                                                               322                  305
   Other current liabilities                                                                      406                  379
                                                                                         --------------       ---------------
                Total current liabilities                                                         809                  765

Long-term debt                                                                                    859                  900
Other long-term liabilities                                                                       110                  112
                                                                                         --------------       ---------------
                Total liabilities                                                               1,778                1,777

Stockholders' Deficit
   Preferred stock, no par value, 1 million shares authorized; no shares issued                     -                    -
   Common stock, $1 par value, 300 million shares authorized;
     64 million and 63 million shares issued and outstanding
     at March 2, 2001, and September 1, 2000, respectively                                         64                   63
   Additional paid-in capital                                                                   1,352                1,348
   Accumulated deficit                                                                         (1,773)              (1,826)
   Employee restricted stock units                                                                  5                    -
   Accumulated other comprehensive (loss) income                                                   (5)                   2
                                                                                         --------------       ---------------
                Total stockholders' deficit                                                      (357)                (413)
                                                                                         --------------       ---------------
                Total liabilities and stockholders' deficit                                   $ 1,421              $ 1,364
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

                         Sodexho Marriott Services, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 ($ in millions)
                                   (Unaudited)


                                                                                      Twenty-Six Weeks Ended
                                                                              ----------------------------------------
                                                                                  March 2,               March 3,
                                                                                    2001                   2000
                                                                              ------------------    -------------------


Cash Flows From Operating Activities
   Net Income                                                                             $ 53                  $ 42
   Adjustments to reconcile to cash provided by operating activities:
       Depreciation and amortization expense                                                44                    41
       Changes in working capital                                                           (5)                   (4)
       Other                                                                                (5)                    3
                                                                              ------------------    -------------------
Net Cash Provided by Operating Activities                                                   87                    82

Cash Flows from Investing Activities
   Capital expenditures                                                                    (34)                  (34)
   Dispositions                                                                              1                     4
   Other                                                                                    (2)                   (3)
                                                                              ------------------    -------------------
Net Cash Used In Investing Activities                                                      (35)                  (33)

Cash Flows from Financing Activities
   Proceeds from borrowings from short-term credit facility                                 --                     6
   Repayments of long-term debt                                                            (40)                  (40)
   Payments for redemption of convertible subordinated debt                                 --                   (11)
   Issuance of common stock                                                                  4                     1
   Dividends paid -- common                                                                 --                    (5)
                                                                              ------------------    -------------------
Net Cash Used In Financing Activities                                                      (36)                  (49)
                                                                              ------------------    -------------------

Net Increase in Cash and Cash Equivalents                                                   16                    --

Cash and Cash Equivalents Beginning of Period                                               54                    48
                                                                              ------------------    -------------------

Cash and Cash Equivalents End of Period                                                   $ 70                  $ 48
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

                         Sodexho Marriott Services, Inc.
            Condensed Consolidated Statement of Stockholders' Deficit
                              (amounts in millions)
                                   (Unaudited)


                                                                                        Employee       Accumulated
   Number                                                     Additional               Restricted         Other
     of                                           Common       Paid-In       Accum.       Stock       Comprehensive
   Shares                                         Stock        Capital      Deficit       Units       (Loss) Income      Total
------------- -------------------------------- ------------- ------------- ----------- ------------ ------------------ ----------

        63.2  Balance, September 1, 2000               $63       $1,348    $(1,826)         $-              $ 2         $(413)

          --  Net income                                 -            -         53           -                -            53
              Cumulative-effect
                of change in accounting
          --    method, net                              -            -          -           -                8             8
              Change in fair value
          --    of derivatives, net                      -            -          -           -              (14)          (14)
              Foreign exchange
          --    translation, net                         -            -          -           -               (1)           (1)
------------- -------------------------------- ------------- ------------- ----------- ------------ ------------------ ----------
          --  Total Comprehensive Income                 -            -         53           -               (7)           46

              Employee incentive plan
         0.3    issuance and other                       1            4          -           5                -            10
------------- -------------------------------- ------------- ------------- ----------- ------------ ------------------ ----------

        63.5  Balance, March 2, 2001                   $64       $1,352    $(1,773)         $5              $(5)        $(357)
============= ================================ ============= ============= =========== ============ ================== ==========


          See notes to the condensed consolidated financial statements.

                         Sodexho Marriott Services, Inc.
            Notes To The Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of the Company are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended September 1, 2000.

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 2, 2001 and September 1, 2000, and the results of operations for the 13 and 26 weeks ended March 2, 2001 and March 3, 2000.

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

The allowance for doubtful accounts was $23 million at March 2, 2001, unchanged from September 1, 2000. Concentration of credit risk within accounts receivable is limited because a large number of customers make up the Company's customer base, thus spreading risk associated with trade credit. In addition, the Company closely monitors its accounts receivable. The Company generally does not require collateral and maintains reserves for potential uncollectible amounts, which, in the aggregate, have not exceeded management's expectations.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of outstanding common shares. Diluted earnings per share is computed by dividing net income, adjusted for interest expense related to convertible securities (after-tax), by the diluted weighted-average number of outstanding common shares, including the effect of the Company's employee incentive plans (including deferred and restricted stock) and the convertible subordinated debt securities.

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

                         Sodexho Marriott Services, Inc.
       Notes To The Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Adoption of Statement of Financial Accounting Standards No. 133 ("SFAS No. 133")

On September 2, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. In accordance with the provisions in SFAS No. 133, the Company has designated all of its interest-rate agreements as cash flow hedges. The Company has determined that these agreements are highly effective in offsetting the variable interest cash flows of the Company's debt portfolio. The agreements were recorded on the balance sheet at fair value in other long-term assets with the offsetting entry to accumulated other comprehensive income, a component of stockholders' deficit, net of tax. The transition adjustment from the adoption of SFAS No. 133, resulted in a cumulative-effect adjustment to accumulated other comprehensive income of $15 million, net of taxes totaling $7 million. The Company does not anticipate any reclassifications to earnings from accumulated other comprehensive income over the next 12 months, with adjustments during the year related mostly to changes in the fair value of the related agreements. There were no net gains or losses recognized on derivatives that had previously been deferred, or as adjustments to the carrying amount of the hedged items. Currently, the Company does not have any other financial contracts, which contain embedded derivatives or fair value hedge relationships, which would fall within the scope of SFAS No. 133.

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

Accumulated Other Comprehensive (Loss) Income

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

                         Sodexho Marriott Services, Inc.
       Notes To The Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Accumulated Other Comprehensive (Loss) Income, Continued

Total accumulated other comprehensive loss included $10 million of gross unrealized losses on the fair value of derivatives, net of taxes totaling $4 million, partially offset by $2 million of gross foreign exchange translation gains, net of taxes totaling $1 million, at March 2, 2001. Total accumulated other comprehensive income included gross foreign exchange translation gains totaling $3 million, net of taxes totaling $1 million, at September 1, 2000. During the first half fiscal year 2001, total comprehensive income was comprised of $53 million in net income, $15 million for the gross cumulative effect of change in accounting method, net of taxes totaling $7 million, a $25 million decrease in fair value of derivatives, net of taxes totaling $11 million, and $1 million of foreign exchange translation losses, net of taxes.

(2)  DEBT



                                                             March 2,            September 1,
                                                               2001                  2000
                                                         ---------------------------------------
                                                                    ($ in millions)

Short-Term Debt:
Current Portion of Long-Term Debt                                 $   80               $   80
Senior Secured Revolving Credit Facility                              --                   --
Other                                                                  1                    1
                                                         -----------------     -----------------
      Total                                                       $   81               $   81
                                                         =================     =================

Long-Term Debt:
Senior Secured Credit Facility, maturing 2004
   Averaging 6.66% in fiscal year 2001                            $  310               $  350
Senior Guaranteed Credit Facility, due 2005
   Averaging 7.12% in fiscal year 2001                               620                  620
Unsecured debt:
   Senior Debt, maturing through 2009
      Averaging 7.07% in fiscal year 2001                              6                    6
   Other                                                              --                    1
Capital lease obligations                                              3                    3
                                                         -----------------     -----------------
      Total                                                       $  939               $  980

Amount Reclassified to Short-Term Debt                               (80)                 (80)
                                                         -----------------     -----------------
                                                                  $  859               $  900
                                                         =================     =================






Senior Secured Credit Facility - the senior secured credit facility consists of $235 million of revolving credit and an additional $500 million, six-year term loan facility. Interest is based on a bank prime rate, an amount over the Federal funds rate, or an amount over the London interbank offered rate for Eurodollar deposits ("LIBOR"), payable in arrears quarterly. At March 2, 2001, the Company is paying a rate of 6.68% on the term loan facility, adjusted for fee amortization and hedging costs. The senior secured credit facility is secured predominately by inventory, accounts receivable and the stock of certain subsidiaries of the Company. Up to $100 million of the $235 million revolving credit may be used to collateralize letters of credit, which totaled $21 million at March 2, 2001, and September 1, 2000. At March 2, 2001, $214 million of this facility was not used and was available to the Company, the same as at September 1, 2000.

                         Sodexho Marriott Services, Inc.
       Notes To The Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

(2)  DEBT, CONTINUED

Senior Guaranteed Credit Facility - the senior guaranteed credit facility consists of a $620 million seven-year term loan. Interest is based on a bank prime rate, an amount over the Federal funds rate, or an amount over LIBOR, payable in arrears quarterly. At March 2, 2001, the Company is paying a rate of 6.87% on this facility, adjusted for fee amortization and hedging costs. This facility is guaranteed by Sodexho Alliance, S.A. ("Sodexho") for which the Company pays Sodexho an annual fee of 0.5% of the outstanding balance of the Senior Guaranteed Credit Facility, or $3 million pretax.

The Company's debt agreements require the maintenance of certain financial ratios and stockholders' equity balances, and also include, among other things, limitations on additional indebtedness, certain acquisitions, dividend payments, pledging of assets, and other restrictions on operations related to cash flows. The Company met the financial covenants of the debt agreements as of March 2, 2001 and for the 26 weeks then ended.

Cash Flow Hedges

In accordance with the provisions in SFAS No. 133, the Company has designated all of its interest-rate agreements as cash flow hedges. The Company entered into these agreements to convert its floating-rate debt to fixed rates. At March 2, 2001, the majority of the Company's debt was payable at variable rates of interest. In May 1998, the Company entered into several interest-rate agreements totaling $900 million in notional principal balances to hedge a portion of its variable rate debt. These agreements guarantee a fixed rate of interest over the life of the agreements. The Company is paying a fixed rate ranging between 5.70% and 5.90%, plus a residual margin that is not hedged relating to the underlying variable-rate debt. The aggregate fair value of the interest-rate agreements at March 2, 2001 was an unrealized pretax loss of $9 million, compared with an unrealized pretax gain of $15 million at the end of fiscal year 2000 (see Note
1). At March 2, 2001 and for the 26-week period ended, the Company did not have any ineffective or deferred gain/loss adjustments related to its cash flow hedges.

The weighted-average rate for the total debt portfolio, including the effect of the interest-rate agreements, was 6.87% at March 2, 2001. These agreements expire between May 2001 and February 2005. At March 2, 2001, the Company did not have any accrued interest receivable or payable to its counterparties and did not have any unamortized fees or premiums. All of the Company's interest-rate agreements are for purposes other than trading. In January and February 2001, the Company entered into several forward agreements totaling $300 million in notional principal balance for the replacement of certain swap agreements that mature between May and August 2001. These forward agreements mature in May and August 2001, and had a negative fair value of approximately $1 million (pretax) at March 2, 2001.

Details of these interest-rate agreements as of March 2, 2001 are as follows:
($ in millions)



                                                                                                         Year-to-Date
                                                                                                           Realized
                                                        Notional                 Weighted-Average        Comprehensive
                                                       Principal     Fair          Interest Rate            Income
                        Terms                           Balance     Value*       Paid       Received       (pretax)
------------------------------------------------------ ----------- ---------- ------------ ----------- ------------------

Received Variable-Pay Fixed, Maturing 5/01--8/01             $400       $(1)        5.73%       5.19%         $2
Received Variable-Pay Fixed, Maturing 8/02                    300        (4)        5.84        5.19           1
Received Variable-Pay Fixed, Maturing 2/05                    200        (4)        5.90        5.19           1
------------------------------------------------------ ----------- ---------- ------------ ----------- ------------------
                                                             $900       $(9)        5.80%       5.19%         $4
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

                         Sodexho Marriott Services, Inc.
       Notes To The Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

(3)  STOCKHOLDERS' DEFICIT

Stockholders' Deficit

The Company is authorized to issue three hundred million shares of the Company's common stock, with a par value of $1 per share. At March 2, 2001, the Company had 63,536,538 shares outstanding. One million shares of preferred stock, without par value, are authorized, with none issued.

Earnings Per Share

The following table details earnings and number of shares used in the basic and diluted earnings per share calculations.




                                                           Thirteen Weeks Ended                    Twenty-Six Weeks Ended
                                                   -------------------------------------    -------------------------------------
                                                      March 2,             March 3,            March 2,             March 3,
                                                        2001                 2000                2001                 2000
                                                   ----------------    -----------------    ----------------    -----------------
                                                      (in millions, except per share           (in millions, except per share
                                                                 amounts)                                 amounts)


COMPUTATION OF BASIC EARNINGS PER SHARE:
Net Income                                                $  17.1             $  14.6            $  52.9             $  42.4
                                                   ================    =================    ================    =================
Weighted Average Shares Outstanding                          63.3                63.2               63.3                62.9
                                                   ================    =================    ================    =================

Basic Earnings Per Share                                   $ 0.27              $ 0.23             $ 0.84              $ 0.67
                                                   ================    =================    ================    =================

COMPUTATION OF DILUTED EARNINGS PER SHARE:
Net Income                                                 $ 17.1              $ 14.6             $ 52.9              $ 42.4
After-tax Interest Expense on
  Convertible Subordinated Debt                                --                  --                 --                 0.1
                                                   ----------------    -----------------    ---------------     -----------------
Diluted Net Income                                         $ 17.1              $ 14.6             $ 52.9              $ 42.5
                                                   ================    =================    ================    =================


Weighted Average Shares Outstanding                          63.3                63.2               63.3                62.9
Effect of Dilutive Securities*:
  Employee Stock Options                                      0.9                  --                0.7                 0.1
  Employee Restricted Stock Units                             0.2                  --                 --                  --
  Employee Deferred Stock                                     0.1                 0.1                0.1                 0.1
  Convertible Subordinated Debt                                --                  --                 --                 0.4
                                                   ----------------    -----------------    ----------------    -----------------
Diluted Weighted Average
  Shares Outstanding                                         64.5                63.3               64.1                63.5
                                                   ================    =================    ================    =================

Diluted Earnings Per Share                                 $ 0.27              $ 0.23             $ 0.83              $ 0.67
                                                   ================    =================    ================    =================


* -- Certain employee stock options to purchase shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and thus were anti-dilutive. The weighted-average total of excluded shares was approximately 1.5 million and 2.4 million for the 13 and 26 weeks ended March 2, 2001, respectively, compared to approximately 6.0 million and 5.0 million for the 13 and 26 weeks ended March 3, 2000, respectively.

                         Sodexho Marriott Services, Inc.
       Notes To The Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

(4)  EMPLOYEE BENEFIT AND INCENTIVE PLANS

Benefit Plans

Employees meeting certain eligibility requirements can participate in the Company's savings and deferred compensation plans. The Company currently contributes generally 50% of the participants' contributions to these plans, limited to 6% of compensation, with certain exceptions. For the 13-week and 26-week periods ended March 2, 2001, expenses that related to these plans totaled approximately $4 million and $8 million, respectively, compared to $3 million and $7 million for the same periods last year.

Incentive Plans

The Company has two stock-based incentive plans-- the Sodexho Marriott Services, Inc. 1993 and 1998 Comprehensive Stock Incentive Plans (the "1993 Plan" or the "1998 Plan"). The purpose of these plans is to promote and enhance the long-term growth of the Company by aligning the interests of the employees with the interests of the Company's shareholders. The 1993 Plan administers converted stock options prior to the merger in March 1998, with no new awards made under this plan. The 1998 Plan governs the issuance and administration of conversion awards and is also available for the issuance of new awards. These stock plans are administered by the Compensation Policy Committee as authorized by the Board of Directors. As part of the amendment of these plans, the Board of Directors has approved up to 10 million shares of common stock to be available under the 1998 Plan for converted options as well as new awards. In addition, on January 10, 2001, the shareholders approved the Board of Directors' recommendation to increase the number of shares approved under the 1998 Plan from 10 million to
11.5 million. This increase ensures the Company's ability to continue to promote and enhance the long-term growth of the Company through rewarding and recognizing outstanding employee performance.

Employee stock options may be granted to officers and key employees at exercise prices not less than the market price of the Company's stock on the date of grant. Most options under the stock option plans become vested in installments of one-fourth at the end of each of the first four years following the date of grant. In December 2000, the Company issued approximately 1 million stock option awards (within the Company's 1998 Plan and vesting terms detailed above) and also issued approximately 360,000 employee restricted stock units. Generally, the restricted stock units become issued shares (unrestricted) annually, on a pro rata basis, over a four-year period. The Company believes these restricted stock units will serve as an additional means to retain, reward and recognize outstanding employees.

A summary of the Company's stock option activity during the 26 weeks ended March 2, 2001, is presented below:



                                                       Twenty-Six Weeks Ended
                                                           March 2, 2001
                                                 -----------------------------------
                                                                        Weighted
                                                    Number of           Average
                                                     Options            Exercise
                                                  (in millions)           Price
                                                 ----------------    ---------------


Outstanding at September 1, 2000                            6.5            $20
Granted during the twenty-six weeks                         1.0            $21
Exercised during the twenty-six weeks                      (0.3)           $16
Forfeited during the twenty-six weeks                      (0.3)           $23
                                                 ----------------    ---------------
Outstanding at March 2, 2001                                6.9            $20
                                                 ================    ===============
Options exercisable at March 2, 2001                        3.2            $19
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

Sales and operating profit by business segment:




                                              Thirteen Weeks Ended                    Twenty-Six Weeks Ended
                                      -------------------------------------    -------------------------------------
                                          March 2,            March 3,             March 2,            March 3,
                                            2001                2000                 2001                2000
                                      -------------------------------------    -------------------------------------
                                                ($ in millions)                          ($ in millions)


Gross Sales
      Corporate Services                       $  352             $  349              $  713             $  700
      Health Care                                 370                348                 725                683
      Education                                   340                317                 788                739
      Schools                                     112                107                 241                225
      Canada                                       43                 39                  89                 83
      Laundries/Other                              20                 19                  40                 37
                                      -----------------    ----------------    -----------------    ----------------

Total Gross Sales                              $1,237             $1,179              $2,596             $2,467
                                      =================    ================    =================    ================

Gross Operating Profit
      Corporate Services                       $   21             $   22              $   45             $   43
      Health Care                                  30                 28                  58                 55
      Education                                    20                 18                  73                 62
      Schools                                       5                  6                  14                 13
      Canada                                        3                  2                   6                  5
      Laundries/Other                               1                  2                   2                  3
                                      -----------------    ----------------    -----------------    ----------------

Total Gross Operating Profit                   $   80             $   78              $  198             $  181
                                      =================    ================    =================    ================

Amortization; Interest, Net;
  and Corporate Expenses                          (51)               (52)               (106)              (106)
                                      -----------------    ----------------    -----------------    ----------------

Income  Before Income Taxes                    $   29             $   26              $   92             $   75
                                      =================    ================    =================    ================


                         Sodexho Marriott Services, Inc.
       Notes To The Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


(6)  COMMITMENTS AND CONTINGENCIES

On January 24, 2001, Sodexho Alliance, S.A. submitted a proposal to the Board of Directors of the Company to acquire all of the common stock of the Company it does not already own for $27 per share in cash. On January 25, 2001, Barry Feldman v. William Shaw et. al. was filed in the Court of Chancery, New Castle County, Delaware. A total of nine cases have now been filed, on a similar basis, in which plaintiffs have sued the 8 individual members of the Board of Directors of the Company, Sodexho Alliance, S.A., and the Company, alleging that shareholders of the Company, as a class, have been harmed by the defendants' claimed breaches of fiduciary duties related to the Sodexho Alliance, S.A. proposal. These nine lawsuits are likely to be consolidated. The Company intends to defend the lawsuits vigorously, and believes the lawsuits to be without merit.

The nature of the Company's business causes it to be involved in routine legal proceedings from time to time. Management of the Company believes that there are no pending or threatened legal proceedings that upon resolution would have a material adverse impact to the Company.


(7)  OTHER MATTERS

On January 29, 2001, the Company announced that its Board of Directors had appointed a special committee to evaluate the proposal by Sodexho Alliance, S.A. ("Sodexho") to acquire all of the outstanding common shares of the Company that are not already held by Sodexho, for $27 per share in cash. Also, Sodexho and the Company have agreed that the royalty agreement, set to change on March 27, 2001, will continue under its present terms and conditions (0.05% of annual gross revenues) until August 31, 2001. Sodexho and the Company will negotiate the royalty fee to commence September 1, 2001, based on the fair market value of the Company's use of the Sodexho name, consistent with the terms of the existing royalty agreement. It is not yet known if, or to what extent, the royalty fee might change; however, an increase in the royalty fee could have a material adverse effect on the Company's results of operations.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
 FINANCIAL CONDITION

                              RESULTS OF OPERATIONS

THE SECOND QUARTER FISCAL YEAR 2001 COMPARED WITH THE SECOND QUARTER
  FISCAL YEAR 2000

The Company had net income for the second quarter of fiscal year 2001 (13 weeks ended March 2, 2001) of $17 million, or $0.27 per diluted common share, compared with $14 million, or $0.23 per diluted common share for the second quarter of fiscal year 2000 (13 weeks ended March 3, 2000). Diluted average shares totaled
64.5 million for the current quarter compared with 63.3 million for the prior year's quarter.

      Total sales for the second quarter of fiscal year 2001 were $1.24 billion, an increase of $58 million, or 5% over the $1.18 billion in total sales for the second quarter of fiscal year 2000. The divisions had solid growth performance in the current quarter versus last year's quarter, with all divisions having growth of 5% or more, excluding the Corporate Services division. This growth was the result of solid increases in sales at existing accounts and good retention. The Corporate Services division had sales growth of 1% in the current quarter versus the prior year's quarter, due to lower account retention in the prior year, and slower new sales in the later half of fiscal year 2000 and carrying over into fiscal year 2001. This division's overall sales growth will continue to be challenged by the very competitive nature of this segment.

      Operating profit for the current quarter totaled $80 million, an increase of $2 million, or 4% compared with operating profit of $78 million for the second quarter of last year. Strong increases in the Education, Health Care and Canada divisions, the result of growth in sales at existing accounts, was partially offset by under-performance in the Corporate Services, Schools and Laundries/Other divisions. Corporate Services had several under-performing accounts and increases in bad debt expense. Schools also had a bad debt charge at one large account and the unfavorable impact of a softer new sales season in fiscal year 2000. The Laundries/Other division was impacted by the under-performance of one larger facility and start up related costs for a new facility in Chicago.

      Partially offsetting the operating profit growth for the second quarter of fiscal year 2001 was a $2 million increase in corporate expenses (excluding amortization of intangible assets) when compared to the last year's second quarter. Most of this increase was the result of positions unfilled in last year's second quarter which were filled in the latter half of fiscal year 2000 and into the first half of fiscal year 2001, predominately in the Human Resources and Information Technology areas.

      Interest expense decreased $2 million or 8%, impacted by reduced levels of debt and improved working capital results that helped keep down the use of the Company's short-term credit facility (see "Liquidity and Capital Resources" below). The effective tax rate for the current quarter was 40.3%, down from 44.0% in last year's second quarter, mostly due to the reduced impact of nondeductible expenses and a lower effective state tax rate.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
      FINANCIAL CONDITION, CONTINUED

                        RESULTS OF OPERATIONS, CONTINUED

THE FIRST HALF FISCAL YEAR 2001 COMPARED WITH THE FIRST HALF FISCAL YEAR 2000

The Company had net income for the first half of fiscal year 2001 (26 weeks ended March 2, 2001) of $53 million, or $0.83 per diluted common share, compared with $42 million, or $0.67 per diluted common share for the first half of fiscal year 2000 (26 weeks ended March 3, 2000). Diluted average shares totaled 64.1 million for the first half of fiscal year 2001 compared with 63.5 million for the prior year's period.

      Total sales for the first half of fiscal year 2001 were $2.60 billion, an increase of $129 million, or 5% over the $2.47 billion in total sales for the first half of fiscal year 2000. All the divisions had solid growth performance of 6% or more, excluding the Corporate Services division, due to solid increases in sales at existing accounts and good retention. The Corporate Services division had sales growth of 2% in the first half of fiscal 2001 versus the prior year's first half, due to lower account retention in the prior year, and slower new sales in the later half of fiscal year 2000 and carrying over into fiscal year 2001. This division's overall sales growth will continue to be challenged by the very competitive nature of this segment, with modest sales growth anticipated for the remainder of fiscal year 2001.

      Operating profit for the first half of fiscal year 2001 totaled $198 million, an increase of $17 million, or 10% compared with operating profit of $181 million for the first half of last year. Strong increases in the Education, Health Care, Schools and Canada divisions, the result of growth in sales at existing accounts, was partially offset by under-performance in the Corporate Services and Laundries/Other divisions. Corporate Services had unfavorable trends in several under-performing accounts and increases in bad debt expense. The Laundries/Other division was impacted by under-performance of one larger facility and start up related costs for a new facility in Chicago.

      Last fiscal year, the Company experienced inefficiencies in several first year accounts in the Education division, negatively impacting operating profits for this division in fiscal year 2000. Beginning in fiscal year 2001, the Company implemented several initiatives to reduce start-up costs associated with opening new business in this division as well as changes in the under-performing accounts to improve their operating results. The results in this division for the first half of fiscal year 2001 have been strong; but, as fiscal year 2001 progresses, the Education division is expected to compare less favorably to the stronger operating profit results in the latter part of fiscal year 2000.

      In the Corporate Services division, the challenges with retention in this highly competitive segment and the slower new sales in the first half of fiscal year 2001 are anticipated to continue to place pressure on this division's operating profit. However, continued focus on labor costs, procurement initiatives, and the improvement of several under-performing accounts are anticipated to maintain or slightly improve the growth in operating profits for Corporate Services in the second half of fiscal year 2001.

      In the Health Care division, continued stable labor costs and improvements from procurement initiatives were partially offset by some under-performance in a few larger client accounts. The Health Care segment continues to be a challenging and consolidating market segment as a result of pressure to assist new and existing clients in meeting their demanding and changing fiscal requirements. The Health Care division continues to focus on opportunities to improve its under-performing accounts, as well as offering additional services, which bring value to clients and improve the operating results of this segment. Overall, management believes that this segment will continue to improve its operating results compared with the prior year in the second half of fiscal year 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
      FINANCIAL CONDITION, CONTINUED

                        RESULTS OF OPERATIONS, CONTINUED

THE FIRST HALF FISCAL YEAR 2001  COMPARED  WITH THE FIRST HALF
  FISCAL YEAR 2000, CONTINUED

      Partially offsetting the operating profit growth for the first half of fiscal year 2001 was a $5 million (12%) increase in corporate expenses (excluding the amortization of intangible assets) versus last year's period. Most of this increase was the result of positions unfilled in last year's first half which were filled in the latter half of fiscal year 2000 and into the first half of fiscal year 2001, predominately in the Human Resources and Information Technology areas.

      Interest expense decreased $4 million or 9%, impacted by reduced levels of debt and improved working capital results that helped keep down the use of the Company's short-term credit facility (see "Liquidity and Capital Resources" below). The effective tax rate for the first half of fiscal year 2001 was 42.5%, down from 44.0% in last year's first half, mostly due to the reduced impact of nondeductible expenses and a lower effective state tax rate.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company funds its capital needs from a combination of existing cash balances and cash from operations. The Company's large debt portfolio is a result of the Company's spin-off and merger in March 1998. Net cash flows from operations for the first half of fiscal year 2001 totaled $87 million, an improvement of $5 million when compared with the first half of fiscal year 2000. This favorable result was mostly attributed to the increase in net income when comparing the first half of fiscal year 2001 with the prior year's period. The Company continues to focus on increasing collection efforts in its accounts receivable portfolio and refining its vendor payment cycles.

      The Company achieved its $40 million cumulative synergy target for fiscal year 2000. In addition, the Company achieved its overall objective established at the time of the March 1998 merger of $60 million in cumulative synergies through the second quarter of fiscal year 2001.

      The Company's Board of Directors did not declare a dividend during the first half of fiscal year 2001. The Company may pay dividends in the future, subject to the restrictive covenants contained in the Company's credit facility agreements and other relevant considerations. The payment and amount of cash dividends on the Company's common stock will be subject to the sole discretion of the Company's Board, which will review the Company's dividend policy at such times as may be deemed appropriate. The Board will closely monitor the results of the Company's operations, capital requirements, and other considerations to determine the extent to which a dividend may be declared in future periods.

      In addition, the Company has undertaken an information systems strategy study to evaluate the current state of its information systems, and consider information technology options. Among the options under consideration is the adoption of certain elements of the technology platform adopted by Sodexho Alliance. At a recent Board of Directors meeting, the Board approved an initial phase of the Company's information technology strategy, which has now moved from a strategic study to a phased-in implementation process. This phase includes the approval of a new accounting system in the Company's Financial Services Center located in Buffalo, New York, with an estimated cost of approximately $30 million over the next 24 months. Of this $30 million, approximately $26 million would be capitalized and the remaining balance would be recognized within the Company's operating expenses. The total operating expenses to be incurred in fiscal year 2001 are not expected to be material. Approximately $8 million of capital expenditures are anticipated to be disbursed within the current fiscal year. Management anticipates that additional details regarding the system, vendor selection and implementation strategy will be available later in the fiscal year. Updates regarding additional steps of the Company's overall information systems strategy will be made available as those stages are approved.

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

                            NEW ACCOUNTING STANDARDS

On September 2, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"). In accordance with the provisions in SFAS No. 133, the Company has designated all of its interest-rate agreements as cash flow hedges. The Company has determined that these agreements are highly effective in offsetting the variable interest cash flows of the Company's debt portfolio. The agreements have been recorded on the balance sheet at fair value in other long-term assets with the offsetting entry to accumulated other comprehensive income, a component of stockholders' deficit, net of tax. The transition adjustment resulting from the adoption of SFAS No. 133 at September 2, 2000, resulted in a cumulative-effect adjustment to accumulated other comprehensive income of $15 million, net of taxes totaling $7 million (see Note
1). At March 2, 2001, all agreements were considered highly effective. The Company does not anticipate any reclassifications to earnings from accumulated other comprehensive income in fiscal year 2001, with adjustments during the year related mostly to changes in the fair value of the related agreements. There were no net gains or losses recognized on derivatives that had previously been deferred, or as adjustments to the carrying amount of the hedged items. Currently, the Company does not have any other financial contracts, which contain embedded derivatives or fair value hedge relationships, which would fall within the scope of SFAS No. 133.

                                  OTHER MATTERS

On January 29, 2001, the Company announced that its Board of Directors had appointed a special committee to evaluate the proposal by Sodexho Alliance, S.A. ("Sodexho") to acquire all of the outstanding common shares of the Company that are not already held by Sodexho, for $27 per share in cash (see Note 7). Also, Sodexho and the Company have agreed that the royalty agreement, set to change on March 27, 2001, will continue under its present terms and conditions (0.05% of annual gross revenues) until August 31, 2001. Sodexho and the Company will negotiate the royalty fee to commence September 1, 2001, based on the fair market value of the Company's use of the Sodexho name, consistent with the terms of the existing royalty agreement. It is not yet known if, or to what extent, the royalty fee might change; however, an increase in the royalty fee could have a material adverse effect on the Company's results of operations.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are not materially affected by changes in interest rates, due to the relatively low balances of borrowings at floating interest rates as well as notes receivable which earn a variable rate of interest. However, changes in interest rates also impact the fair value of the Company's debt, totaling $940 million at March 2, 2001. If interest rates increased by 100 basis points, the fair value of the Company's debt would have decreased by approximately $15 million, while a 100 basis point decrease in rates would have increased the fair value of the Company's debt by approximately $15 million, based on balances at March 2, 2001.

                                     PART II
                        OTHER INFORMATION AND SIGNATURES


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

On January 24, 2001, Sodexho Alliance, S.A. submitted a proposal to the Board of Directors of the Company to acquire all of the common stock of the Company it does not already own for $27 per share in cash. On January 25, 2001, Barry Feldman v. William Shaw et. al. was filed in the Court of Chancery, New Castle County, Delaware. A total of nine cases have now been filed, on a similar basis, in which plaintiffs have sued the 8 individual members of the Board of Directors of the Company, Sodexho Alliance, S.A., and the Company, alleging that shareholders of the Company, as a class, have been harmed by the defendants' claimed breaches of fiduciary duties related to the Sodexho Alliance, S.A. proposal. These nine lawsuits are likely to be consolidated. The Company intends to defend the lawsuits vigorously, and believes the lawsuits to be without merit.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Annual Meeting of the shareholders of the Company was held on January 10, 2001, in Gaithersburg, Maryland. Chairman of the Board William J. Shaw presided and 56,364,619 of the 63,258,994 common shares outstanding as of the record date of November 15, 2000, were represented at the meeting in person or by proxy.

1-  Elections of Directors

Nominees for membership on the Board of Directors of the Corporation, listed below, were elected by the shareholders. The following schedule lists the number of shares cast for each nominee:

                                                Total            Total
                                                Votes            Votes
                                                 For            Withheld
                                         -----------------  ----------------

               Daniel J. Altobello           56,213,671          150,948
               Pierre Bellon                 56,216,904          147,715
               Bernard Carton                56,215,673          148,946
               Edouard de Royere             55,797,939          566,680
               Michel Landel                 56,213,965          150,654
               John W. Marriott III          56,178,685          185,934
               Mary S. Metz                  56,195,230          169,389
               William J. Shaw               56,188,494          176,125

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - CONTINUED
------------------------------------------------------------------------

2- Ratification of the appointment of PricewaterhouseCoopers, LLP as independent auditors of the Company for fiscal year 2001:

By a vote of 56,250,086 For, to 85,537 Against, with 28,996 Abstaining, the Company's shareholders approved the appointment of PricewaterhouseCoopers, LLP as independent auditors of the Company for fiscal year 2001.

3- Approval for the amendment of the 1998 Comprehensive Stock Incentive Plan to increase the number of shares available under the Plan from 10 million to 11.5 million shares:

By a vote of 55,753,209 For, to 553,092 Against, with 58,318 Abstaining, the Company's shareholders approved the amendment of the 1998 Comprehensive Stock Incentive Plan to increase the number of shares available under the Plan from 10 million to 11.5 million shares.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)   Exhibits

      Exhibit
        No.                   Descriptions
      -------                 ------------

        99        Forward-Looking Statements

(b)   Reports on Form 8-K

      January 29, 2001      Appointment of Special Committee by the Company's
                            Board of Directors in response to Sodexho Alliance's proposal to acquire all the remaining shares of the Company's Common Stock not already held by Sodexho Alliance.

      February 27, 2001     Announcement by the Special Committee of its
                            financial and legal advisors regarding the proposal from Sodexho Alliance to acquire all the remaining shares of the Company's Common Stock not already held by Sodexho Alliance.


      March 15, 2001        Announcement  of the award of a  multi-year service
                            agreement  between  the Company and the
                            U.S. Marine Corps.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SODEXHO MARRIOTT SERVICES, INC.


April 12, 2001                        /s/ JOHN M. BUSH
                                      -------------------------------
                                      John M. Bush
                                      Senior Vice President and
                                       Chief Financial Officer


                                      /s/ CHARLES B. RUSSELL
                                      ------------------------------
                                      Charles B. Russell
                                      Vice President, Corporate Controller and
                                       Chief Accounting Officer